Form 10QSB
period 1997-09-30
PCB BANCORP INC
filed 1997-11-10
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1997

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)



                                  Tennessee                                                           62-1641671
--------------------------------------------------------                     --------------------------------------------------
    (State or other jurisdiction of incorporation)                                (I.R.S. Employer Identification Number)


             300 Sunset Dr : Johnson City, Tennessee                                                    37604
--------------------------------------------------------                     --------------------------------------------------
              (Address of Principal Executive Office)                                                 (Zip Code)


                                 (423) 915-2222
        ----------------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


               Securities Registered Pursuant to Section 12(b) or
                               12(g) of the Act:
                                      None
                                ----------------

Indicate by the check mark whether the Issuer: (1) has filed all reports required by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                                -----          -----


                                    800,000
                                ---------------
   (Outstanding shares of the issuer's common stock as of September 30, 1997)

                  Transitional Small Business Disclosure Format
                           Yes            No     X
                                -----          -----

                               PCB BANCORP, INC.

                                     INDEX



Number                                                                                                   Page
---------                                                                                            ------------

PART 1.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets
                          September 30, 1997 (Unaudited) and December 31, 1996                             4

                     Consolidated Statements of Income
                          Three Months and Nine Months Ended September 30, 1997
                            and 1996 (Unaudited)                                                           5

                     Consolidated Statements of Cash Flows
                          Nine Months Ended September 30, 1997 and 1996 (Unaudited)                        6

                     Notes to Consolidated Financial Statements (Unaudited)                                7

Item 2.              Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                         8 - 9


PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                                    10

Item 2.              Changes in Securities                                                                10

Item 3.              Default Upon Senior Securities                                                       10

Item 4.              Submission of Matters to a Vote of Security Holders                                  10

Item 5.              Other Information                                                                    10

Item 6.              Exhibits and Reports on Form 8-k                                                     10

                        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                       PCB BANCORP, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets

                                 (Unaudited)


                                                                                             (In Thousands)
                                                                                  ----------------------------------
                                                                                   September 30,        December 31,
ASSETS                                                                                  1997                1996
--------------------------------------------------------------------------------------------------------------------
Cash and due from Banks                                                            $       1,640        $      1,167
Federal funds sold                                                                         1,211               3,278
Securities held to maturity                                                                3,713               5,691
Securities available-for-sale, at fair value                                               1,192                   0
Other Investments                                                                             39                   0
Loans                                                                                     51,257              30,569
Allowance for loan losses                                                                   (641)               (382)
                                                                                   -------------        ------------
  Loans, net                                                                              50,616              30,187
                                                                                   -------------        ------------
Premises and equipment                                                                     2,282               1,549
Accrued income receivable                                                                    306                 239
Deferred income taxes, net                                                                   168                 276
Other assets                                                                                 104                 143
                                                                                   -------------        ------------

                                                                                   $      61,271        $     42,530
                                                                                   =============        ============


LIABILITIES AND STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                                                 6,079        $      4,977
      Interest bearing                                                                    47,007              29,653
                                                                                   -------------        ------------
         Total deposits                                                                   53,086              34,630
Accrued interest payable                                                                     387                 128
Other Liabilities                                                                             77                 213
                                                                                   -------------        ------------
         Total Liabilities                                                                53,550              34,971
                                                                                   -------------        ------------


Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
        none issued                                                                                                0
   Common stock, $1 par value, 3,000,000 shares authorized;
        800,000 shares issued and outstanding                                                800                 800
   Additional paid-in capital                                                              7,200               7,200
   Retained Earnings                                                                        (280)               (441)
   Unrealized Holding Gain/Loss-Equity                                                         1                   0
                                                                                   -------------        ------------
         Total shareholder's equity                                                        7,721               7,559
                                                                                   -------------        ------------

                                                                                   $      61,271        $     42,530
                                                                                   =============        ============


                       PCB BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                                 (Unauditied)


                                                                          (In Thousands)                  (In Thousands)
                                                                    ------------------------       ------------------------
                                                                       Three Months Ended              Nine Months Ended
                                                                       1997          1996              1997         1996
                                                                    ----------     ---------       ---------    ----------
INTEREST INCOME:
   Loans, including fees                                            $    1,160     $     493       $   3,048    $      899
   Securities
      Taxable                                                               68            90             261           232
      Tax exempt                                                             1                             1             -
   Federal funds sold                                                       30            34              58           123
                                                                    ----------    ----------      ----------    ----------
   Due from Banks
                                                                    ----------    ----------      ----------    ----------
         Total interest income                                           1,259           617           3,368         1,254
                                                                    ----------    ----------      ----------    ----------

INTEREST EXPENSE:
   Deposits                                                                627           259           1,647           474
   Other borrowings                                                          -             -               7             -
                                                                    ----------    ----------      ----------    ----------
         Total interest expense                                            627           259           1,654           474
                                                                    ----------    ----------      ----------    ----------
         Net interest income                                               632           358           1,714           780
PROVISION FOR LOAN LOSSES                                                   54            98             259           274
                                                                    ----------    ----------      ----------    ----------
         Net interest income after provision for loan losses               578           260           1,455           506
                                                                    ----------    ----------      ----------    ----------

OTHER INCOME:
   Service charges on deposit accounts                                      29            12              73            22
   Other service charges, commissions and fees                               8             2              28             4
                                                                    ----------    ----------      ----------    ----------
         Total other income                                                 37            14             101            26
                                                                    ----------    ----------      ----------    ----------

OTHER EXPENSES:
   Salaries and employee benefits                                          261           200             735           578
   Occupancy expense                                                        31            36              94           101
   Other operating expenses                                                166           131             457           344
                                                                    ----------    ----------      ----------    ----------
          Total other expenses                                             458           367           1,286         1,023
                                                                    ----------    ----------      ----------    ----------
          Income before income taxes                                       157           (93)            270          (491)
INCOME TAXES                                                                63             -             109
                                                                    ----------    ----------      ----------    ----------

          Net income                                                        94           (93)            161          (491)
                                                                    ==========    ==========      ==========    ==========


Earnings per share                                                         .12         (0.12)            .20         (0.61)
                                                                    ==========    ==========      ==========    ==========

Weighted average shares outstanding                                    800,000       800,000         800,000       800,000
                                                                    ==========    ==========      ==========    ==========



                       PCB BANCORP, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                                 (Unaudited)



                                                                                        (In Thousands)
                                                                                 -----------------------------
                                                                                      Nine Months Ended
                                                                                     1997              1996
                                                                                 -----------       -----------
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS Cash flows from operating activities:
     Net Income                                                                  $       161       $      (491)
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and Amortization                                                     95               131
        Provision for loan losses                                                        259               274
        Increase in accrued income receivable                                            (86)             (139)
        Other, net                                                                       404              (146)
                                                                                 -----------       -----------
          Net cash provided(used) by operating activities                                833              (371)
                                                                                 -----------       -----------

Cash flows from investing activities:
     Increase in federal funds sold                                                    2,067             1,384
     Purchases of held to maturity securities                                          1,978            (2,327)
     Purchases of securities available-for-sale                                       (1,192)
     Net increase in loans                                                           (20,688)          (22,047)
     Purchases of premises and equipment                                                (981)             (434)
                                                                                 -----------       -----------
          Net cash used by investing activities                                      (18,816)          (23,424)
                                                                                 -----------       -----------

Cash flows from financing activities:
     Increase in deposits                                                             18,456            24,994
                                                                                 -----------       -----------
          Net cash provided by financing activities                                   18,456            24,994
                                                                                 -----------       -----------

          Net increase in cash                                                           473             1,199

Cash and due from banks at beginning of period                                         1,167               346
                                                                                 -----------       -----------

Cash and due from banks at end of period                                         $     1,640       $     1,545
                                                                                 ===========       ===========

Cash payments for interest                                                       $     1,267       $       364
                                                                                 ===========       ===========
Cash payments for income taxes                                                   $        -        $         -
                                                                                 ===========       ===========



                       PCB BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements (Unaudited)



NOTE 1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the third quarter of 1997. Total assets have grown $2.5 million or 4% since June 30, 1997 and $18.9 million or 45% since December 31, 1996. During the period July 1, 1997 to September 30, 1997, the growth in total assets has been funded by increases in deposits of $2.4 million or 5% and $18.5 million or 53% since December 31, 1996. This growth and the anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Loans have increased $4.3 million or 9% since June 30, 1997 and $20.7 million or 68% since December 31, 1996.

NONPERFORMING ASSETS AND RISK ELEMENTS. At September 30, 1997, the bank had nonperforming assets totaling $122,000 or .2% of total assets. Diversification within the loan profile is an important means of reducing inherent lending risks. At September 30, 1997, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $1.6 million and federal funds sold of $1.2 million as of September 30, 1997. In addition, loans and investment securities repricing or maturing in one year or less exceed $20 million at September 30, 1997. The Bank has approximately $8.45 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily, standby letters of credit, are approximately $3,000 at September 30, 1997. In addition to the Federal Home Loan Bank membership, the Bank has established a federal fund line of credit with a correspondent bank totaling $2 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources, or results of operations.

Total equity capital at September 30, 1997, is $7.7 million or 13% of total assets. The Bank's capital position is adequate to meet the minimum capital requirement's as of September 30, 1997 for all regulatory agencies. The Bank's capital ratios as of September 30, 1997, are as follows:

                  Tier 1 capital                              12.2%

                  Tier 2 capital                               1.0%

                  Total risk-based                            13.2%


RESULTS OF OPERATIONS

The Company had net income of $94,000 in the third quarter compared to a loss of $93,000 in the third quarter of 1996. Net interest income was up $274,000 or 76.5% over the third quarter of 1997 compared to 1996 and has increased $934,000 or 120% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

Interest income and interest expense both increased from 1996 to 1997 because of the increase in earning assets and deposits from September 30, 1996 to September 30, 1997. The growth in non-interest income for the third quarter of 1997 reflects the increase in deposits during 1996 and 1997.

The provision for loan losses was $54,000 in the third quarter of 1997 compared to $98,000 in the third quarter of 1996. The allowance for loan losses of $641,000 at September 30, 1997 (approximately 1.25% of loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  None


Item 2.           Changes in Securities

                  None


Item 3.           Default Upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  None


Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  a)   EX-27 Financial Data Schedule (for SEC use only)
                  b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                  /s/ PCB BANCORP, INC.
                                                                  ------------------------------------------------------------
                                                                              (Registrant)




           10/29/97                                               /s/ Phillip R. Carriger
--------------------------------                                  ------------------------------------------------------------
             (Date)                                               Phillip R. Carriger, Chairman and Chief
                                                                  Executive Officer
                                                                  (Principle Executive Officer)





           10/29/97                                               /s/ Larry E. Parks
--------------------------------                                  ------------------------------------------------------------
             (Date)                                               Larry E. Parks, Vice President
                                                                  (Principle Accounting Officer)
