Form 10KSB40
period 1997-12-31
PCB BANCORP INC
filed 1998-03-31
CIK 1016467

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997

                          Commission File No. 333-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Tennessee                               62-1641671
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)              Identification Number)

 300 Sunset Drive, Johnson City, Tennessee                  37601
  (Address of Principal Executive Office)                (Zip Code)

                                 (423) 975-5600
                 (Issuer's telephone number including area code)

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:
                                      none

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES   X    NO
                                      -----     -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB    X
                               -----

            State issuer's revenues for its most recent fiscal year:
                                   $4,899,871

         The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference the price at which the stock was sold as of March 10, 1998, is $10,974,752 for 685,922 shares, at an estimated $16.00 per share.

         As of March 10, 1998, 800,000 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                            YES        NO    X
                                -----      ------

                   DOCUMENTS INCORPORATED BY REFERENCE -- NONE

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         PCB Bancorp, Inc. (the "Company" or "PCB") is a registered bank holding company which was incorporated under Tennessee law in May 1996. The Company's activities are conducted through its wholly-owned subsidiary, People's Community Bank (the "Bank"), a Tennessee state bank which began business in December 1995. The Bank was acquired by the Company in a tax-free share exchange in October of 1996, and after being opened for only two years, on December 31, 1997, the Bank had grown to total assets of more than $68,870,000.

         The Bank's primary trade area is Johnson City, Tennessee, which had a population of 50,000 according to the 1990 Census. Current population is estimated to be 54,000.

         At the present time, the Bank operates a full service banking business through its main office and branch locations in Johnson City. The Bank provides such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. It also finances commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers. The Bank is not authorized to provide trust services.

         The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Johnson City, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank's deposits have been obtained from any single person or group of persons.

         The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation ("FDIC").

         The Bank has approximately 25 full-time equivalent employees (excluding maintenance employees) as of December 31, 1997. Although the Bank has been in existence only twelve months, the Bank believes that its staff possesses a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty years.

Competition

         Competition for consumer demand and savings deposits is quite intense in Washington County. Such competition is heightened by the fact that Tennessee law now permits any bank or savings association located in Tennessee to branch in any county in Tennessee. The Bank currently competes in the Washington County area with ten commercial banks and two savings associations. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, and institutions which have expanded into the quasi-financial market, including some institutions that are much larger than the Bank. Many of the institutions with which the Bank competes have been located in Washington County for many years and have much greater resources, deposit strength and expertise than the Bank and they offer services which the Bank does not provide to its customers.

Loans

         Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank's current policy is to make loans primarily to borrowers who maintain depository relationships with the Bank or reside or work in the Bank's market areas. Real estate loans usually are made only when such loans are secured by real property located in Washington County. In addition, the Bank purchases sales finance contracts for motor vehicles.

         The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of whom has limited authority to extend secured and unsecured credit. Any credit in excess of $500,000 must have the approval of the Loan Committee of the Board of Directors (the "Loan Committee"), which consists of both management and non-management directors of the Bank.

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The Bank grades its loans with respect to quality and risk and requires each loan officer to assign a grade when a loan is booked and to review loan grades annually. The Bank contracts with an experienced loan review officer, who does not have loan origination responsibilities and who conducts periodic reviews of all borrowers with aggregate indebtedness in excess of $50,000. During 1997 approximately 65% of the dollar amount of the Bank's loan portfolio was reviewed by loan review. All new loans are reviewed within three months of origin. The Bank's loan review officer advises as to the quality, structure and renewability of the loans and assigns each loan a grade. Past due loans and technical exceptions are reviewed at least weekly by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Loan Committee.

Investment Policy

         The Bank's general investment portfolio policy is to provide maximum safety of funds invested to insure solvency and to balance risk taken in other areas of funds management, to provide sufficient liquidity, to provide maximum return on funds invested, to meet basic pledging requirements and to comply with all laws and regulations. This policy is reviewed from time to time by both the Bank's Investment Committee and the Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The President of the Bank implements the policy and reports to the full Board of Directors on a monthly basis information as to maturities, sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment category.

Monetary Policies

         The result of operations of the Bank and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

Personnel

         At December 31, 1997, the Company had approximately 25 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

Supervision and Regulation

         General. The Company and the Bank are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks and other financial institutions likely are to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and the Bank cannot be predicted.

PCB Bancorp, Inc.

         The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file annual reports with, and is subject to examination by, the Federal Reserve Board.

Peoples Community Bank.

         The Bank is incorporated under the banking laws of the State of Tennessee, and as such, is subject to provisions of the Tennessee Banking Act and the supervision of and regular examination by the Tennessee Department of Financial Institutions (the "Department"). The Bank is a member of the FDIC and, therefore, also is subject to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1997, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 13.4% and 14.7%, respectively. At December 31, 1996, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 22.4% and 23.6%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 1997 was 11.8% and at December 31, 1996 was 18.8%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1997 were approximately $(202,100). This amount will be increased by the Bank's net earnings and decreased by any losses. Any transfer from the Bank's surplus account to undivided profits requires the prior approval of the Commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In addition, the Tennessee Department of Financial Institutions prohibits the Bank from paying dividends without prior approval during its first three years of operations. In 1996, the FDIC and the Tennessee Department of Financial Institutions granted approval to the Bank to pay a one-time $17,000 dividend to the Company to pay expenses associated with forming a holding company.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice.

         The Company's Support of the Bank. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength and to commit resources to the Bank. Such support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank must be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. The Bank is considered a "well capitalized" institution under these definitions.

         All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels to be considered adequately capitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") is: (i) subject to increased monitoring by the appropriate federal banking regulator, (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Pursuant to the guarantee, the institution's holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. If the controlling bank holding company fails to fulfill its obligations under the guarantee and files (or has filed against it) a petition under the Federal Bankruptcy Code, the appropriate federal banking regulator could have a claim as a general creditor of the bank holding company, and, if the guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, the claim would be entitled to priority in such bankruptcy proceeding over third-party creditors and shareholders of the bank holding company.

         The bank regulatory agencies have discretionary authority to reclassify well-capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency determines after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader applications of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible placement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator (the "Critical capital level"), which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more then 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 1997, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquiror is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

         The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board is authorized to approve ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Certain activities have been found to be closely related to banking by Federal Reserve Board regulations, including operating a trust company, mortgage company, finance company or factoring company; performing data processing operations; providing investment advice; and engaging in certain kinds of credit-related insurance activities.

         FDIC Insurance Assessments; DIFA. The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $.526 per $100 of thrift deposits they held at March 31, 1995. This assessment did not apply to the Company. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks will be assessed to pay the interest due on FICO bonds starting on January 1, 1997. The Company expects the cost to the Company to be immaterial.

         Under the FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

         The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board is authorized to approve ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Certain activities have been found to be closely related to banking by Federal Reserve Board regulations, including operating a trust company, mortgage company, finance company or factoring company; performing data processing operations; providing investment advice; and engaging in certain kinds of credit-related insurance activities.

         Certain Transactions by the Company with its Affiliates. There also are various legal restrictions on the extent to which the Company and any nonbank subsidiary can borrow or otherwise obtain credit from its bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with its nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the Bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as a collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Recent Banking Legislation.

         In addition to the matters discussed above, FDICIA made other extensive changes to the federal banking laws.

         Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards must prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss, but (subject to certain exceptions) may not prescribe specific compensation levels or ranges for directors, officers or employees. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

         Brokered Deposits. FDICIA amends the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers will be required to register with FDIC.

         Consumer Protection Provisions. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer-oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

         Miscellaneous. FDICIA extends the deadline for the mandatory use of state-certified and state-licensed appraisers and authorizes acquisitions of banks by savings associations on the same terms as savings associations may be acquired by banks. With certain exceptions, state-chartered banks are limited to the activities of national banks. Within nine months of the date of enactment of FDICIA, the federal bank regulatory agencies are required to adopt uniform regulations for real estate mortgage and construction loans. The federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

         FDICIA also made extensive changes in the applicable rules regarding audit, examinations and accounting. FDICIA generally requires annual on-site full-scope examinations by each bank's primary federal regulator. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve or attest to reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

         Interest Rate Limitations. The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee's general usury. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of a base prime rate plus 4% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

         Effect of Government Policies. The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, especially by the Federal Reserve Board. The Federal Reserve Board, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's main office is currently located at 300 Sunset Drive in Johnson City, Tennessee in a two-story brick building owned by the Company. The Company has a branch located on 202 East Main Street in Johnson City in a two-story brick building leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1997.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and sellers, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 1997 and 1996:

                                                     High                Low
                                                     ----                ---
1997
    First quarter..........................         $13.25              $12.00
    Second quarter.........................         $13.25              $12.00
    Third quarter..........................         $16.00              $16.00
    Fourth quarter.........................         $16.00              $16.00

                                                     High                Low
                                                     ----                ---
1996

    First quarter..........................         $10.00              $10.00
    Second quarter.........................         $10.00              $10.00
    Third quarter..........................         $11.00              $10.00
    Fourth quarter.........................         $12.00              $10.00


The most recent trade of the Company's common stock known to the Company occurred on March 10, 1998 at a price of $16.00 per share (no stock has been offered since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 15, 1998, there were approximately 340 holders of record of the Company's common stock. The Company anticipates that it will retain all of its earnings for the development and expansion of its business, and therefore, does not anticipate paying dividends on its common stock in foreseeable future. To date, the Company has not paid any dividends on its common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Bank represents virtually all of the assets of the Company. The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings.

Financial Condition

The Bank, which was opened in December 1995, has experienced substantial growth during 1996 and 1997. Total assets have grown $32.5 million or more than 300% from December 1995 to December 1996 and an additional 61% since December 1996. The growth in total assets has been funded by increases in deposits of $32.9 million from December 1995 to December 1996 and $25.7 million from December 1996 to December 1997. Loans have increased $29.1 million during 1996 and an additional $27.3 million in 1997 and investment securities have increased $1.8 million in 1996 and have decreased $1.4 million in 1997. This growth and the anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Nonperforming Assets and Risk Elements

The Bank discontinues the accrual of interest on loans which become ninety days past due. The Bank had no loans which were ninety days past due as of December 31, 1996 and had loans totaling $31 thousand which were ninety days past due at December 31, 1997. The Bank also had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Liquidity and Capital

Liquidity is adequate with cash and due from banks of $1.2 million and $2.2 million at December 31, 1996 and 1997, respectively, and federal funds sold of $3.3 million and $2.1 million at December 31, 1996 and 1997, respectively. In addition, investment securities repricing in one year or less are approximately $3 million at December 31, 1996 and are approximately $2.8 million at December 31, 1997. Loans maturing in one year or less exceed $15.7 million at December 31, 1996 and exceed $27.2 million at December 31, 1997. There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity decreasing in a material way. Total equity capital at December 31, 1996 is $7.5 million or 17.7% of total assets and at December 31, 1997 is $7.8 million or 10.3% of total assets, which represents a strong capital position.

Results of Operations

The company anticipated losses in the first few years. The total loss for the entire year of 1996 was $341,706 compared to the loss for less than one month in December 1995, of $99,506. For the year ended December 31, 1997 the Company had net income for $239,112. The substantial improvement resulted largely from growth in earning assets generated by an increased customer base. The Company anticipates, with the continued growth it is experiencing, an increased net profit for the 1998 year.

Interest income and interest expense both increased dramatically because of the increase in earning assets and deposits from December 31, 1996 to December 31, 1997. The growth in noninterest income reflects the increase in loans and deposits.

The provision for loan losses has increased due to the increase in loans. The allowance of $382,122 and $727,598 at December 31, 1996 and 1997, respectively (approximately 1.25% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses periodically and makes provisions for loan losses based on this evaluation. There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net revenues from continuing operations, other than the Bank's anticipated growth in the number of customers.

Distribution of Assets, Liabilities and Stockholders' Equity


Amounts shown are in thousands.

                                                               Average         Average
                                                            Balance Sheet   Balance Sheet
                                                                 1997           1996
                                                            --------------  -------------
      ASSETS

      Cash and Due from Banks                                  $  2,825         3,854
      Federal Funds Sold                                             89           217
      Securities Held to Maturity                                 5,568         5,582
      Loans Receivable, Net of Allowance for Loan Losses         45,313        15,568
      Accrued Interest Receivable                                   305            79
      Property and Equipment, Net of Accumulated
         Depreciation                                             2,088           961
      Organization Costs, Net of Accumulated Amortization            64            90
      Prepaid Expenses                                               27          --
      Deferred Tax Asset                                            219          --
      Other Assets                                                    1           117
                                                               --------       -------

      Total Assets                                             $ 56,499        26,468
                                                               ========       =======


      LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities:
         Deposits:
            Demand Deposits and Savings                        $ 19,078         7,815
            Time Deposits                                        29,083        10,946
            Federal Funds Purchased                                 239          --
         Accrued Interest Payable                                   338            78
         Accounts Payable and Other Liabilities                      76            75
                                                               --------       -------

      Total Liabilities                                          48,814        18,914
                                                               --------       -------

      Shareholders' Equity:
         Preferred Stock                                            800           800
         Common Stock                                             7,200         7,200
         Undivided Profit(Loss)                                    (315)         (446)
                                                               --------       -------

      Total Shareholders' Equity                                  7,685         7,554
                                                               --------       -------

      Total Liabilities and Shareholders' Equity               $ 56,499        26,468
                                                               ========       =======

Net Interest Earnings

As depicted in the table below there was substantial growth in the 1997 year. Since December 31, 1996, growth was primarily from volume increase in business. Any increases due to rate changes would have been insignificant.

                                                Average        Interest                   Dollar
                                                Balances       Earned         Average    Increase
                                                  1997         or Paid         Yield     from 1996
                                                --------       -------       --------    ---------
Interest Earning Assets:
     Loans:
        Commercial                               $26,168        2,384          8.90%      17,841
        Real Estate Construction                       0            0          0.00%        (194)
        Commercial Real Estate                       295           25          8.50%        (151)
        Residential Real Estate                    7,182          557          7.99%       6,286
        Installment                               10,438          875          8.97%       6,185
        Consumer                                   1,567          144          9.28%       1,207
        Loans Held for Sale                          155            4          7.01%          78
        Other                                         72           11         17.59%      (1,125)
                                                 -------        -----         -----      -------
                                                 $45,877        4,000                     30,127
                                                 -------        -----                    -------
Total Average Yield                                                            8.76%
                                                                              =====
                                                Average        Interest                   Dollar
                                                Balances       Earned         Average    Increase
                                                  1996         or Paid         Yield     from 1995
                                                --------       -------       --------    ---------
Interest Earning Assets:
     Loans:
        Commercial                               $ 8,327          706          8.65%       8,132
        Real Estate Construction                     194           16          9.73%         124
        Commercial Real Estate                       446           68          7.90%         (51)
        Residential Real Estate                      896           39          8.50%         896
        Installment                                4,253          327         10.89%       4,043
        Consumer                                     360           32          8.47%         360
        Loans Held for Sale                           77          169          7.24%          77
        Other                                      1,197                      17.26%       1,051
                                                 -------        -----         -----      -------
                                                 $15,750        1,357                     14,632
                                                 -------        -----                    -------
Total Average Yield                                                            8.62%
                                                                              =====

                                                Average        Interest                   Dollar
                                                Balances       Earned         Average    Increase
                                                  1997         or Paid         Yield     from 1996
                                                --------       -------       --------    ---------
Interest Bearing Liabilities:
     NOW Accounts                                $ 1,509           34          2.23%         665
     Money Market Accounts                         4,280          198          4.65%       1,154
     Savings Accounts                              7,778          381          4.91%       6,750
     Certificates of Deposit                      29,083        1,716          5.94%      18,137
                                                 -------        -----         -----      -------
                                                 $42,650        2,329                     26,706
                                                 -------        -----                    -------
Total Average Yield                                                            4.84%
                                                                              -----
Net Yield                                                                      3.92%
                                                                              =====

The Bank has $33 of non-accruing loans from the date of inception through December 31, 1997. In the calculation of changes in interest there are no adjustments or items which were excluded. Loan fees are not included in the interest income computations.

                                                Average        Interest                   Dollar
                                                Balances       Earned         Average    Increase
                                                  1996         or Paid         Yield     from 1995
                                                --------       -------       --------    ---------

Interest Bearing Liabilities:
     NOW Accounts                                $   844           19          2.23%         775
     Money Market Accounts                         3,126          146          4.65%       2,800
     Savings Accounts                              1,028           47          4.91%         949
     Certificates of Deposit                      10,946          622          5.77%      10,007
                                                 -------        -----         -----      -------
                                                 $15,944          834                     14,531
                                                 -------        -----                    -------
Total Average Yield                                                            4.54%
                                                                              -----
Net Yield                                                                      4.08%
                                                                              =====


The Bank had no non-accruing loans from the date of inception through December 31, 1996.

Investment Portfolio

   Held to Maturity:

                                             December 31,      Average      December 31,     Average
                                                 1997           Yield          1996           Yield
                                             ------------      -------     ------------      -------
U.S. Government & Government Agency:
     Maturity within one year                   $1,997          5.92%          2,998          6.470%
     Maturity within one to five years             220          6.38%          2,693          5.590%
     Maturity within five to ten years             500          7.41%              0          0.000%
                                                ------          ----           -----          -----

Total Held to Maturity                          $2,717          6.23%          5,691          5.968%
                                                ======          ====           =====          =====

Tax exempt obligations have been computed on a tax exempt basis.

   Available for Sale:

                                             December 31,      Average      December 31,     Average
                                                 1997           Yield         1996            Yield
                                             ------------      -------     ------------      -------
State and Municipal Governments:
     Maturity within one to five years          $  156          4.25%             0          0.00%
     Maturity within five to ten years             238          4.39%             0          0.00%
U.S. Government & Government Agency:
     Maturity within one year                      800          5.81%             0          0.00%
     Maturity within one to five years               0          0.00%             0          0.00%
     Maturity within five to ten years             249          6.56%             0          0.00%
                                                ------          ----          -----          ----

Total Available for Sale                        $1,443          5.54%             0          0.00%
                                                ======          ====          =====          ====

Loan Portfolio

                                             December 31,      Average      December 31,     Average
                                                 1997           Yield         1996            Yield
                                             ------------      -------     ------------      -------
Types of Loans
   Domestic:
     Commercial                                $32,036          8.90%        18,073          8.65%
     Real Estate - Construction                      0          0.00%           248          9.73%
     Real Estate - Commercial                      162          8.50%           677          7.90%
     Real Estate - Mortgage                     11,648          7.99%         3,387          8.50%
     Installment Loans                          11,744          8.97%         6,788         10.89%
     Lease Financing                                 0          0.00%             0          0.00%
     Consumer                                    2,291          9.28%         1,037          8.47%
     Loans Held For Sale                           213          7.01%           311          7.24%
     Other                                         114         17.59%            55         17.26%
                                               -------         -----         ------         ------

                                               $58,208          8.76%        30,576          8.62%
                                               =======         =====         ======         =====

The Bank had no foreign loans.

Summary of Loan Loss Experience

                                                                         1997             1996
                                                                       -------          --------
     Balance at Beginning of Period                                    $   382                16
                                                                       -------          --------
     Charge-Offs                                                           (11)                0
     Recoveries                                                              0                 0
                                                                       -------          --------
     Net Charge-Offs                                                       (11)                0
                                                                       -------          --------

     Additions Charged to Operations                                       357               366
                                                                       -------          --------

     Balance at End of Period                                          $   728               382
                                                                       =======          ========

     Ratio of net charge-offs during the period to average
       Loans outstanding during the period                                .02%              .00%


The allowance for loan loss represents 1.25% of the outstanding loan balance at year end and represents the minimum required amount by federal bank regulators. Management believes this amount to be sufficient to cover all loan losses inherent in the loan portfolio.

Deposits

                                             December 31,      Average      December 31,     Average
                                                 1997           Yield         1996            Yield
                                             ------------      -------     ------------      -------
Domestic:
   Non-interest bearing demand deposits        $ 5,196          2.23%          2,816          2.23%
   Interest bearing demand deposits              5,789          4.65%          3,970          4.65%
   Savings deposits                              7,777          4.91%          1,029          4.91%
   Time deposits                                29,399          5.94%         10,946          5.77%
                                               -------          ----          ------          ----

                                               $48,161                        18,761
                                               =======                        ======

The aggregate amount of short certificates of deposit with a minimum denomination of $100,000 was $13,228,838 and $9,899,593 at December 31, 1997 and
1996.

The Bank had no foreign banking offices.

Return on Equity and Assets

                                                1997                1996
                                               ------              ------
    Return on Assets                             .42%               (.80%)
    Return on Equity                            3.11%              (4.52%)
    Dividend Payout Ratio                       0.00%               0.00%
    Equity to Assets Ratio                     13.60%              17.77%

Interest Sensitivity

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling available for sale securities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk.

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank and the Bank's Investment and Asset/Liability Committees are charged with the responsibility for developing and monitoring policies and procedures that are designed to seek an acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial, real estate and construction loans.

The Bank's asset/liability mix is monitored with a report reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Investment Committee on a monthly basis. The objective of this policy is to match interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Gap analysis measures how the Bank is positioned for interest rate changes. An analysis of rate sensitive assets and liabilities as of December 31, 1997 and December 31, 1996 are presented on the following pages.

As indicated in this table, the positive gap between rate sensitive assets and rate sensitive liabilities during the 0-3 month period would allow the Company to reprice its assets faster than its liabilities in a rising interest rate environment, which would have a positive effect on earnings. However, in a decreasing interest rate environment, the Company would experience a decrease in earnings. The negative gap between rate sensitive assets and rate sensitive liabilities represents the liabilities repricing faster than assets. In an increasing interest rate market, the opposite would result. However, the Company's gap analysis is not a precise indicator of its timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

This table has been prepared based on principal payment due dates, contractual maturity dates, or repricing intervals on variable rate instruments.

                            PEOPLE'S COMMUNITY BANK
                       RATE SENSITIVITY ANALYSIS (IN 000)
                               DECEMBER 31, 1997

                                           3 Months             12 Months        60 Months
                                     RSA(1)      FRA(2)    RSA(1)    FRA(2)   RSA(1)    FRA(2)   NEA(3)     TOTAL
                                    --------    -------   -------   -------   -------   ------   -------   --------
Assets
Cash and Due From Banks                                                                          $ 2,147   $  2,147
Federal Funds Sold                     2,123                2,123               2,123                         2,123
U.S. Treasury Securities
U.S. Government Agencies               1,997        720     1,997       720     2,217      500                2,717
Available for Sale Securities          1,052                1,052               1,052                         1,052
Municipal Securities                     391                  391                 391                           391
Federal Home Loan Bank Stock              81                   81                  81                            81
Loans & Leases (net unearn disc.)     21,537     36,671    27,358    30,850    57,636      582               58,208
Allowance for Loan Losses                                                                           (728)      (728)
Premises, Furn, Fixt, Equip                                                                        2,298      2,298
Other Assets                                                                                         566        566
                                    --------    -------   -------   -------   -------   ------   -------   --------
TOTAL ASSETS                        $ 27,181    $37,391   $33,002   $31,570   $63,490   $1,082   $ 4,283   $ 68,855
                                    ========    =======   =======   =======   =======   ======   =======   ========


                                     RSL(4)     FRL(5)     RSL(4)   FRL(5)    RSL(4)    FRL(5)    NPL(6)    TOTAL
                                    --------    -------   -------   -------   -------   ------   -------   --------
Liabilities & Capital
Demand Deposits                                                                                    7,325      7,325
NOW Accounts                           1,522                1,522               1,522                         1,522
Invest. Money Market Accounts          3,745                3,745               3,745                         3,745
Regular Savings                                  12,015              12,015    12,015                        12,015
Certificates of Deposit               16,521     19,395    31,606     4,310    35,916                        35,916
Fed Funds Purch & Securities
  Repos                                   --
Other Liabilities                                                                                    550        550
Common Stock & Surplus                                                                             8,000      8,000
Undivided Profits                                                                                   (221)      (221)
Unrealized Holding G/L
  on AFS Sec                                                                                           3          3
                                     --------    -------   -------   -------   -------   ------   -------   --------
TOTAL LIAB. & CAPITAL               $ 21,788    $31,410   $36,873   $16,325   $53,198   $   --   $15,654   $ 68,855
                                    ========    =======   =======   =======   =======   ======   =======   ========

                                                      3 mo            12 mo           60 mo
                                                     -------         -------         -------
                              RSA                     27,181          33,002          63,490
                              FRA                     37,391          31,570           1,082
                              NEA                      4,283           4,283           4,283
                                                     -------         -------         -------
                              TOTAL                  $68,855          68,855          68,855
                                                     =======         =======         =======

                              RSL                     21,788          36,873          53,198
                              FRL                     31,410          16,325              --
                              NPL                      7,875           7,875           4,875
                              EQUITY                   7,782           7,782           7,782
                                                     -------         -------         -------
                              TOTAL                  $68,855         $68,855         $68,855
                                                     =======         =======         =======


                                                      3 mo            12 mo           60 mo
                                                     -------         -------         -------
                     RATE SENSITIVITY MEASURES:
                                        RSA/RSL       124.75%          89.50%         119.35%
                                        RSA-RSL        5,393          (3,871)         10,292
                                        GAP/Equity     69.30%         -49.74%         132.25%
                                        GAP/TA          7.83%          -5.62%          14.95%



(1) RSA = RATE SENSITIVE ASSETS
(2) FRA = FIXED RATE ASSETS
(3) NEA = NON EARNING ASSETS
(4) RSL = RATE SENSITIVE LIABILITIES
(5) FRL = FIXED RATE LIABILITIES
(6) NPL = NON PAYING LIABILITIES

                            PEOPLE'S COMMUNITY BANK
                       RATE SENSITIVITY ANALYSIS (IN 000)
                               DECEMBER 31, 1996

                                           3 Months             12 Months        60 Months
                                     RSA(1)      FRA(2)    RSA(1)    FRA(2)   RSA(1)    FRA(2)   NEA(3)     TOTAL
                                    --------    -------   -------   -------   -------   ------   -------   --------
Assets
Cash and Due From                                                                                $ 1,167   $  1,167
Federal Funds Sold                     3,278                3,278               3,278                         3,278
U.S. Treasury Securities                          2,004     2,004               2,004                         2,004
U.S. Government Agencies                 494      3,193       994     2,693     3,687                         3,687
Loans & Leases (net unearn disc.)     13,600     16,970    15,720    14,850    30,049      521               30,570
Allowance for Loan Losses                                                                           (382)      (382)
Premises, Furn, Fixt, Equip                                                                        1,474      1,474
Other Assets                                                                                         325        325
                                    --------    -------   -------   -------   -------   ------   -------   --------
TOTAL ASSETS                        $ 17,372    $22,167   $21,996   $17,543   $39,018   $  521   $ 2,584   $ 42,123
                                    ========    =======   =======   =======   =======   ======   =======   ========


                                     RSL(4)     FRL(5)     RSL(4)   FRL(5)    RSL(4)    FRL(5)    NPL(5)    TOTAL
                                    --------    -------   -------   -------   -------   ------   -------   --------
Liabilities & Capital
Demand Deposits                                                                                    4,977      4,977
NOW Accounts                           1,447                1,447               1,447                         1,447
Invest. Money Market Accounts          5,199                5,199               5,199                         5,199
Regular Savings                                   3,146     3,146               3,146                         3,146
Certificates of Deposit                6,099     13,762    17,047     2,814    19,861       --               19,861
Other Liabilities                                                                                    168        168
Common Stock & Surplus                                                                             8,000      8,000
Undivided Profits                                                                                   (675)      (675)
                                    --------    -------   -------   -------   -------   ------   -------   --------
TOTAL LIAB. & CAPITAL               $ 12,745    $16,908   $26,839   $ 2,814   $29,653   $   --   $12,470   $ 42,123
                                    ========    =======   =======   =======   =======   ======   =======   ========

                                                      3 mo            12 mo           60 mo
                                                     -------         -------         -------
                              RSA                     17,372          21,996          39,018
                              FRA                     22,167          17,543             521
                              NEA                      2,584           2,584           2,584
                                                     -------         -------         -------
                              TOTAL                  $42,123          42,123          42,123
                                                     =======         =======         =======

                              RSL                     12,745          26,839          29,653
                              FRL                     16,908           2,814              --
                              NPL                      5,145           5,145           5,145
                              EQUITY                   7,325           7,325           7,325
                                                     -------         -------         -------
                              TOTAL                  $42,123         $42,123         $42,123
                                                     =======         =======         =======


                                                      3 mo            12 mo           60 mo
                                                     -------         -------         -------
                     RATE SENSITIVITY MEASURES:
                                        RSA/RSL       136.30%          81.96%         131.58%
                                        RSA-RSL        4.627          (4,843)          9,365
                                        GAP/Equity     63.17%         (66.12)%        127.85%
                                        GAP/TA         10.98%         (11.50)%         22.23%



(1) RSA = RATE SENSITIVE ASSETS
(2) FRA = FIXED RATE ASSETS
(3) NEA = NON EARNING ASSETS
(4) RSL = RATE SENSITIVE LIABILITIES
(5) FRL = FIXED RATE LIABILITIES
(6) NPL = NON PAYING LIABILITIES

Maturities and Sensitivities of Loans to Changes in Interest Rates

                                 Balance         Maturing       Maturing       Maturing
                               December 31,      One year      One to Five      in Over
                                  1997           or Less          Years        Five Years
                               ------------      --------      -----------     ----------
      Loans:
         Fixed Rates             $39,066           8,413          29,833          820
         Variable Rates           18,929          18,929            --            --
                                 -------          ------          ------          ---

      Total                      $57,995          27,342          29,833          820
                                 =======          ======          ======          ===
                                 Balance         Maturing       Maturing       Maturing
                               December 31,      One year      One to Five      in Over
                                  1996           or Less          Years        Five Years
                               ------------      --------      -----------     ----------
      Loans:
         Fixed Rates             $20,238           5,460          14,252          526
         Variable Rates            9,950           9,872              77          --
                                 -------          ------          ------          ---

      Total                      $30,188          15,332          14,329          526
                                 =======          ======          ======          ===


At December 31, 1997, there were $32 thousand of non-accrual loans and no additional loans ninety days or more past due. There were no non-accrual, past due or restructured loans at December 31, 1996, nor did any represent potential problem loans.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplementary Data are attached hereto, following page 20, and are incorporated herein by reference.









                                PCB BANCORP, INC.




                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT




                 For the Years Ended December 31, 1997 and 1996

                                PCB BANCORP, INC.

                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                           December 31, 1997 and 1996


                                      INDEX



                                                                                               Page
                                                                                              Number
                                                                                              ------

     Independent Auditors' Report                                                               22



     Statements of Financial Condition                                                          23


     Statements of Income                                                                    24 - 25


     Statements of Shareholders' Equity                                                         26


     Statements of Cash Flows                                                                27 - 28



     Notes to the Financial Statements                                                       29 - 47

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Audit Committee
PCB Bancorp, Inc.
Johnson City, Tennessee  37602

We have audited the accompanying consolidated balance sheets of PCB Bancorp, Inc. and wholly-owned subsidiary People=s Community Bank as of December 31, 1997 and 1996, and the related statements of financial condition, income, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                           BLACKBURN, CHILDERS AND STEAGALL, PLC

January 23, 1998

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1997 and 1996

                                                                           1997             1996
                                                                      ------------      -----------
                                     ASSETS
Cash and Due from Banks                                               $  2,151,092        1,167,313
Federal Funds Sold                                                       2,123,000        3,278,000
Securities Held-to-Maturity                                              2,717,144        5,690,602
Securities Available-for-Sale                                            1,442,749               --
Loans Held for Sale                                                        212,800          311,170
Loans Receivable, Net of Allowance for Loan Losses of $727,598
 and $382,122, respectively                                             57,250,698       29,876,451
Accrued Interest Receivable                                                385,890          239,463
Premises and Equipment, Net of Accumulated Depreciation of
   $194,200 and 76,134, respectively                                     2,299,369        1,548,712
Restricted Investments - Stock in Federal Home Loan Bank, Cost              80,600               --
Organization Costs, Net of Accumulated Amortization of $50,092
  and $24,377, respectively                                                 77,858          100,951
Other Assets                                                               133,321          317,740
                                                                      ------------      -----------
           Total Assets                                               $ 68,874,521       42,530,402
                                                                      ============      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand Deposits                                                $  6,833,897        4,721,801
       Savings and NOW Deposits                                         17,281,809        9,792,291
       Other Time Deposits                                              35,915,635       19,860,914
    Accrued Interest Payable                                               495,335          128,773
    Accounts Payable and Other Liabilities                                 546,508          467,835
                                                                      ------------      -----------
           Total Liabilities                                            61,073,184       34,971,614
                                                                      ------------      -----------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value: 3,000,000 shares authorized;
       800,000 shares issued and outstanding                               800,000          800,000
    Additional Paid-in Capital                                           7,200,000        7,200,000
    Undivided Profits (Loss)                                              (202,100)        (441,212)
    Net Unrealized Appreciation on Available-for-Sale Securities,
       Net of Tax of $2,292 in 1997                                          3,437               --
                                                                      ------------      -----------
           Total Shareholders' Equity                                    7,801,337        7,558,788
                                                                      ------------      -----------

           Total Liabilities and Shareholders' Equity                 $ 68,874,521       42,530,402
                                                                      ============      ===========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1997 and 1996

                                                                        1997          1996
                                                                     ----------     ---------
INTEREST INCOME:
    Interest on Loans                                                $4,000,251     1,356,642
    Interest on Investments                                             334,357       329,156
    Interest on Federal Funds Sold                                       73,669       160,391
                                                                     ----------     ---------

       Total Interest Income                                          4,408,277     1,846,189
                                                                     ----------     ---------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                       33,789        19,115
    Interest on Money Market Accounts                                   198,043       145,694
    Interest on Passbook Accounts                                       381,449        46,555
    Interest on Certificates of Deposit                               1,715,783       622,957
    Interest on Other Borrowed Funds                                     12,654            --
                                                                     ----------     ---------

       Total Interest Expense                                         2,341,718       834,321
                                                                     ----------     ---------

Net Interest Income                                                   2,066,559     1,011,868
Provision for Loan Losses                                               356,453       366,587
                                                                     ----------     ---------

Net Interest Income after Provision for Loan Losses                   1,710,106       645,281
                                                                     ----------     ---------

NON-INTEREST INCOME:
    Service Charges                                                     116,962        42,573
    Loan Origination Fees                                               324,129       176,619
    Net Gains from Sale of Loans                                         30,417         7,114
    Net Realized Gains on Sales and Calls of Securities                   1,167            --
    Miscellaneous                                                        18,919           398
                                                                     ----------     ---------

       Total Non-Interest Income                                        491,594       226,704
                                                                     ----------     ---------

NON-INTEREST EXPENSES:
    Salaries                                                            869,605       679,092
    Payroll Taxes                                                        70,713        55,921
    Employee Benefits                                                    63,894        54,534
    Occupancy Expense                                                    56,864        27,136
    Rental Expense                                                       37,650        46,000
    Furniture and Equipment Expense                                      32,127        32,036
    Computer Equipment Expense                                           62,819        31,791

                                                     (Continued)



              The accompanying notes are an integral part of these
                             financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1997 and 1996

                                                                        1997          1996
                                                                     ----------     ---------
NON-INTEREST EXPENSES (CONTINUED):
    Stationery, Supplies and Printing                                    53,677        59,865
    Postage, Express and Freight                                         34,187        17,887
    Telephone Expense                                                    28,480        17,993
    Vehicle Expense                                                      13,829        10,721
    Outside Services                                                     77,553        68,513
    Teller Over and Short                                                   817         1,087
    Advertising and Promotion                                           129,784       104,399
    Loan Collection Expense                                               8,249         7,750
    Bank Security and Protection                                            664           292
    FDIC Assessment                                                       4,363         2,000
    Insurance                                                            16,158        15,962
    Dues and Subscriptions                                                9,475         6,376
    Franchise Tax Expense                                                19,320        18,540
    Refunds and Reimbursements                                            2,924         1,906
    Travel and Meetings                                                   1,692           675
    Contributions                                                         4,565           275
    Depreciation and Amortization                                       151,222        94,192
    Temporary Branch Expense                                                 --        77,806
    Directors' Fees                                                      20,550            --
    Miscellaneous Expenses                                               23,926           542
                                                                     ----------     ---------

       Total Non-Interest Expenses                                    1,795,107     1,433,291
                                                                     ----------     ---------

Income (Loss) Before Taxes                                              406,593      (561,306)

INCOME TAX PROVISION:
    Federal                                                             142,359)      182,600
    State                                                               (25,122)       37,000
                                                                     ----------     ---------

Net Income (Loss)                                                    $  239,112      (341,706)
                                                                     ==========     =========

Net Income (Loss) per Share                                          $      .30          (.43)
                                                                     ==========     =========

Average Common Shares Outstanding                                       800,000       800,000
                                                                     ==========     =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1997 and 1996


                                                                                         Net Unrealized
                                                                                         Appreciation on
                                                           Additional                      Available-
                                           Common           Paid-in         Undivided       for-Sale
                                           Stock            Capital           Profits       Securities          Total
                                          --------         ---------         --------       ----------        ---------
Balance, January 1, 1996                  $800,000         7,200,000          (99,506)            --          7,900,494

    Net Income (Loss) for 1996                  --                --         (341,706)            --           (341,706)
                                          --------         ---------         --------          -----         ----------
Balance, December 31, 1996                $800,000         7,200,000         (441,212)             0          7,558,788

    Net Income for 1997                         --                --          239,112             --            239,112

    Net Changes in Unrealized
      Appreciation on Available-
      for-Sale Securities, Net of
      Tax of $2,292                             --                --               --          3,437              3,437
                                          --------         ---------         --------          -----         ----------
Balance, December 31, 1997                $800,000         7,200,000         (202,100)         3,437          7,801,337
                                          ========         =========         ========          =====         ==========







              The accompanying notes are an integral part of these
                             financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996


                                                                                  1997                 1996
                                                                              ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                         $    239,112             (341,706)
    Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
        Depreciation Expense                                                       125,507               71,626
        Amortization Expense                                                        25,715               22,566
        Provision for Loan Losses                                                  356,453              366,587
        Discount Accretion Net of Premium Amortization                             (27,306)            (148,787)
        Origination of Mortgage Loans Held for Sale                             (2,594,495)          (1,103,122)
        Proceeds from Mortgage Loans Sold                                        2,692,866              791,952
        Gain on Sale of Property and Equipment                                      (1,352)                  --
        Net Realized Gains on Sales and Calls of Securities                         (1,167)                  --
        Deferred Income Tax                                                        167,481             (219,600)
        (Increase) Decrease in Interest Receivable                                (146,427)            (236,708)
        (Increase) Decrease in Other Receivables                                        --               10,300
        (Increase) Decrease in Other Assets                                         12,024              (37,965)
        Increase (Decrease) in Accrued Interest Payable                            366,562              126,596
        Increase (Decrease) in Other Liabilities                                    78,672               47,815
                                                                              ------------          -----------

Net Cash Provided by (Used for) Operating Activities                             1,293,645             (650,446)
                                                                              ------------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                1,155,000              468,000
    Purchases of Held-to-Maturity Securities                                      (500,000)          (9,413,600)
    Proceeds from Maturities and Calls of Held-to-Maturity Securities            3,501,875            7,798,609
    Purchases of Restricted Investments                                            (80,600)                  --
    Purchases of Available-for-Sale Securities                                  (1,436,964)                  --
    Purchases of Premises and Equipment                                           (928,932)            (906,318)
    Loan Participations Bought                                                          --             (100,000)
    Loan Participations Sold                                                     1,500,000              836,849
    Proceeds from Sale of Premises and Equipment                                    54,120                   --
    Net Increase in Loans                                                      (29,230,701)         (29,877,783)
                                                                              ------------          -----------

Net Cash Used for Investing Activities                                         (25,966,202)         (31,194,243)
                                                                              ------------          -----------




              The accompanying notes are an integral part of these
                             financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996


                                                                                  1997                 1996
                                                                              ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Increase in Deposits                                                    25,656,336           32,665,804
                                                                              ------------          -----------

Net Cash Provided by Financing Activities                                       25,656,336           32,665,804
                                                                              ------------          -----------

Increase in Cash and Cash Equivalents                                              983,779              821,115

Cash and Cash Equivalents, Beginning of Year                                     1,167,313              346,198
                                                                              ------------          -----------


Cash and Cash Equivalents, End of Year                                        $  2,151,092            1,167,313
                                                                              ============          ===========

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Year for Interest                                        $  1,975,156               597,61
                                                                              ============          ===========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Consolidation
     The consolidated financial statements include the accounts of PCB Bancorp, Inc. (Company), a one-bank holding company, formed on October 1, 1996 and its wholly-owned subsidiary People's Community Bank. All material intercompany balances and transactions have been eliminated in consolidation.

     Nature of Operations
     People's Community Bank (Bank), a wholly-owned subsidiary of PCB Bancorp, Inc., is a state-chartered bank, which began operations December 15, 1995. People's Community Bank provides a variety of banking services to individuals and businesses in Upper East Tennessee through its main office on Sunset Drive in Johnson City and branch location on Main Street in Johnson City. Its primary deposit products are demand deposits, savings deposits and certificates of deposit; and its primary lending products are commercial business, real estate mortgage and installment loans.

     Financial Reporting
     The Company reports on the accrual basis of accounting for financial purposes.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers cash and cash equivalents as those amounts included in the balance sheet as captioned "cash and due from banks". Federal funds sold are not included as cash or cash equivalents.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Investment Securities
     Securities Held-to-Maturity: Debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity.

     Securities Available-for-Sale: Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately net of tax, through a separate component of stockholder's equity. Gains and losses on sales of securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method.

     Loans Held for Sale
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance of charges to income.

     Loans
     Loans are stated at unpaid principal, less the allowance for loan losses and net deferred loan fees and unearned discounts.

     Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

     Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using a method that approximates the interest method. Amortization of the deferred loan fees is discontinued when a loan is placed on nonaccrual status.

     Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

\

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Allowance for Loan Losses
     The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of the uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

     Premises and Equipment
     Premises and equipment are stated at cost less any accumulated depreciation. Depreciation is provided for using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

     Organization Costs
     Organization costs are being amortized over 5 years using the straight-line method.

     Income Taxes
     Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax.

     Fair Values of Financial Instruments Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Fair Values of Financial Instruments (Continued) techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

     The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

          Cash and Cash Equivalents: The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate their fair value.

          Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

          Deposits: The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values. The fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

          Accrued Interest: The carrying amount of accrued interest approximates the fair value.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Fair Values of Financial Instruments (Continued)

          Off-Balance-Sheet Instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

     Advertising
     The Bank expenses advertising costs as they are incurred.

     Net Income Per Share
     Net income per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding.

     Reclassifications
     Certain amounts in 1996 have been reclassified to conform with 1997 presentation.


NOTE 2. INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                          December 31, 1997                                      December 31, 1996
                           ------------------------------------------------      ------------------------------------------------
                                           Gross         Gross                                     Gross        Gross
                            Amortized    Unrealized    Unrealized                  Amortized    Unrealized   Unrealized
                              Cost         Gains         Losses     Fair Value        Cost         Gains        Losses    Fair Value
                           ----------      ------        ------     ----------      ---------      ------       -------   ----------
Available-for-Sale
U.S. Government            $  799,424         978           --         800,402             --          --         -               --
Federal Agencies              246,786       1,835           --         248,621             --          --         -               --
State and Municipal
  Governments                 390,810       2,916           --         393,726             --          --         -               --
                           ----------      ------         ----       ---------      ---------      ------         -        ---------
Total Available-for-Sale    1,437,020       5,729            0       1,442,749              0           0         0                0
                           ----------      ------         ----       ---------      ---------      ------         -        ---------
Held-to-Maturity
U.S. Government                    --          --           --              --      2,003,824       2,576         -        2,006,400
Federal Agencies            2,717,144      12,831         (417)      2,729,558      3,686,778      10,172         -        3,696,950
                           ----------      ------         ----       ---------      ---------      ------         -        ---------
Total Held-to-Maturity      2,717,144      12,831         (417)      2,729,558      5,690,602      12,748         0        5,703,350
                           ----------      ------         ----       ---------      ---------      ------         -        ---------
Total Investment
  Securities                   4,154,164      18,560      (417)      4,172,307      5,690,602      12,748         0        5,703,350
                              ==========      ======      ====       =========      =========      ======         =        =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 2. INVESTMENTS (CONTINUED):

The amortized cost and market value of debt securities at December 31, 1997, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Held-to-maturity               Available-for-sale
                                        --------------------------      -------------------------
                                         Amortized         Fair         Amortized         Fair
                                           Cost           Value            Cost           Value
                                        ----------      ----------      ----------      ---------
Amounts maturing in:
One year or less                        $1,997,144       1,997,308      $  799,424        800,402
After one year through five years          220,000         220,705         155,000        156,136
After five years through ten years         500,000         511,545         482,596        486,211
After ten years                                  0               0               0              0
                                        ----------      ----------      ----------      ---------
                                        $2,717,144       2,729,558      $1,437,020      1,442,749
                                        ==========      ==========      ==========      =========

Accrued interest on investments at December 31, 1997 and 1996 was $72,654 and $79,103, respectively. There were no gains or losses on sales of investments for the year ended December 31, 1996. During 1997, the Bank received $2,501,875 proceeds from sales and calls of securities with a carrying value of $2,500,708 resulting in a realized a gain of $1,167 on sales and call of securities.


NOTE 3.  LOANS:

Loans at December 31 are summarized as follows:

                                            1997              1996
                                        ------------       -----------
Commercial                              $ 32,036,434        18,073,143
Real Estate Construction                          --           248,030
Commercial Real Estate                       162,163           676,739
Residential Real Estate                   11,648,275         3,386,734
Installment                               11,749,454         6,787,651
Consumer                                   2,290,571         1,037,696
Other                                        114,159            54,974
                                        ------------       -----------
                                          58,001,056        30,264,967
Allowance for Loan Losses                   (727,598)         (382,122)
Unearned Discount on Mortgages and
  Installment Loans                           (5,997)           (6,394)
Net Deferred Loan Origination Fees           (16,763)               --
                                        ------------       -----------
                                        $ 57,250,698        29,876,451
                                        ============       ===========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 3.  LOANS (CONTINUED):

An analysis of the change in the allowance for loan losses follows:

                                               1997          1996
                                            ---------       -------
Balance at Beginning of Year                $ 382,122        15,535
Provision for Loan Losses                     356,453       366,587
Loans Charged Off                             (11,127)           --
Recoveries on Loans                               150            --
                                            ---------       -------
Balance at End of Year                      $ 727,598       382,122
                                            =========       =======


A summary of loans by estimated maturity as of December 31, 1997 is as follows:

Maturity within one year                        $27,171,188
One to five years                                30,009,898
Over five years                                     819,970
                                                -----------
                                                $58,001,056
                                                ===========

Accrued interest receivable on loans at December 31, 1997 and 1996 was $313,236 and $160,360, respectively.

At December 31, 1997 and 1996, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $31,988 and $0, respectively. The average recorded investment in impaired loans amounted to approximately $11,126 and $0 for the years ended December 31, 1997 and 1996, respectively. Interest income on impaired loans of $2,288 was recognized for cash payments received in 1997. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $3,099,164 and $583,302 at December 31, 1997 and 1996 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including servicing borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 1997 and 1996 was $53,097 and $115,158. During 1997, there were no additional loans to such related parties and repayments amount to $62,061.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 4.  PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

                                               1997           1996
                                            ----------      ---------

Bank Building                               $1,181,654             --
Land                                           376,500        361,500
Land Improvements                              113,958             --
Modular Bank Building                               --         58,440
Leasehold Improvements                          47,210         47,210
Furniture and Equipment                        483,066        188,782
Computer Equipment                             273,768        226,107
Computer Software                                7,142          9,263
Construction in Progress                        10,271        733,544
                                            ----------      ---------
     Total                                   2,493,569      1,624,846

Accumulated Depreciation                       194,200         76,134
                                            ----------      ---------

Premises and Equipment - Net                $2,299,369      1,548,712
                                            ==========      =========

Depreciation expense for the years ended December 31, 1997 and 1996 was $125,507 and $71,626, respectively.


NOTE 5.  OTHER ASSETS:

Other Assets at December 31 consisted of the following:

                                           1997         1996
                                         --------      -------
Deferred Tax Benefit                     $107,821      277,595
Prepaid Expense                            25,500       39,395
Deposits                                       --          750
                                         --------      -------
                                         $133,321      317,740
                                         ========      =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 6.  DEPOSITS:

A summary of deposit account balances at December 31 is as follows:

                                             1997            1996
                                         -----------      ----------
Regular Checking                         $ 2,070,987         966,489
Club Checking                                  1,637              --
Small Business Accounts                    2,353,035       1,196,000
Commercial Checking                        2,408,239       2,559,312
NOW Accounts                               1,521,775       1,446,971
Money Market Accounts                      3,744,603       5,198,951
Saving Accounts                           12,015,431       3,146,369
Certificates of Deposit                   35,915,634      19,860,914
                                         -----------      ----------
Total                                    $60,031,341      34,375,006
                                         ===========      ==========

At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

               1998                              $31,579,720
               1999                                3,143,680
               2000                                       --
               2001                                  242,234
               2002 and Thereafter                   950,000
                                                 -----------
                                                 $35,915,634
                                                 ===========

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $13,228,838 and $9,899,593 at December 31, 1997 and
1996.

The bank held deposits of approximately $1,766,494 and $1,066,653 for related parties at December 31, 1997 and 1996.


NOTE 7.  OTHER LIABILITIES:

Other Liabilities at December 31 consisted of the following:

                                                    1997         1996
                                                  --------      -------
Property Tax Payable                              $ 10,227           --
Payroll Taxes Payable                                  776        9,765
Miscellaneous Payables and Other Liabilities       516,447      439,436
Accrued State Franchise Tax                         19,058       18,634
                                                  --------      -------
                                                  $546,508      467,835
                                                  ========      =======

                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 8.  ADVANCES FROM FEDERAL HOME:

Effective June 13, 1997, People's Community Bank became a member of the Federal Home Loan Bank (FHLB) of Ohio. The Bank has been authorized to borrow up to $1,612,000 from the FHLB. At December 31, 1997, the Bank had no outstanding advances from the FHLB.


NOTE 9.  UNUSED LINES OF CREDIT:

The Bank entered into an open-ended unsecured line of credit with First American Bank for $2,000,000 for federal fund purchases and daylight overdrafts. Funds issued under this agreement will be at the First American federal funds rate effective at the time of borrowing. The line matures at May 1, 1998. The Bank has not drawn on these funds at December 31, 1997.


NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

At December 31, the Bank had outstanding commitments for unused lines and letters of credit that are not reflected in the accompanying financial statements as follows:

                                             Variable Rate
                                      --------------------------
                                          1997            1996
                                      ----------      ----------
Lines of Credit                       $6,813,424      12,681,043
Letters of Credit                        350,000          98,200
                                      ----------      ----------
   Total                              $7,163,424      12,779,243
                                      ==========      ==========

Commitments to extend credit are financial instruments with off-balance sheet risk entered into by the Bank in the normal course of business to meet the financing needs of its customers. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The Bank is at risk from the possible inability of borrowers to meet the terms of their contracts and from movements in interest rates. The Bank's exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of the financial instruments described above.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are issued to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing a letter of credit is essentially the same as that involved in extending loan facilities to customers.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES:

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments may never be drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Bank evaluates each customer's creditworthiness on a case by case basis.

The Company is subject to claims and lawsuits, which arise, primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.


NOTE 12.  RESTRICTIONS ON DIVIDENDS:

The Bank is prohibited from paying dividends for the first three years of operations under Federal Deposit Insurance Corporation (FDIC) Regulations. However, the FDIC granted permission for People's Community Bank to pay a $17,000 dividend to PCB Bancorp, Inc. to pay expenses associated with forming a holding company in 1996. In 1997, the FDIC also granted permission for People's Community Bank to pay a $21,000 dividend to PCB Bancorp, Inc. to pay expenses of the holding company. Since the payment of dividends was an intercompany transaction, dividend income and expense was eliminated in consolidation. The Company's ability to pay dividends on the common stock is subject to the receipt of dividends from the Bank, which is subject to certain restrictions under federal regulations.


NOTE 13.  SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of the Bank's business activity is with customers within the Upper East Tennessee area.

The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes real estate, vehicles, equipment and income producing commercial properties.


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Bank's financial instruments at December 31 were as follows:

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

                                                             1997                           1996
                                                 --------------------------      --------------------------
                                                  Carrying                        Carrying
                                                   Amount        Fair Value        Amount        Fair Value
                                                 ----------      ----------      ----------      ----------
    Financial Assets:
       Cash and Due from Banks and
          Federal Funds Sold                    $ 4,270,270       4,270,270       4,445,234       4,445,234
    Securities Held-to-Maturity                   2,717,144       2,729,558       5,690,602       5,703,350
    Securities Available-for-Sale                 1,442,749       1,442,749              --              --
    Loans Receivable:
      Adjustable Rate Loans under 30 years       18,912,528      18,912,528      10,021,109      10,021,109
      Fixed Rate Loans with original
        maturities of 30 years                       67,865          65,499         197,709         197,709
      Fixed Rate Loans with original
         maturities of 5 to 30 years                752,105         744,855         328,457         329,796
      Fixed Rate Loans with original
         maturities of 1 to 5 years              29,832,747      29,925,813      14,251,737      14,056,551
      Fixed Rate Loans with original
         maturities of less than one year         8,413,051       8,413,051       5,459,561       5,459,561
    Loans Held for Sale                             212,800         212,800         311,170         311,170
    Accrued Interest Receivable                     385,890         385,890         239,463         239,463
    Financial Liabilities:
      Deposit Liabilities                        60,031,341      60,031,341      34,375,006      34,375,006
    Off Balance Sheet Instruments:
      Commitments to Extend Credit                       --              --              --              --


NOTE 15.  FEDERAL INCOME TAXES:

The consolidated provision for income tax for 1997 and 1996 consists of the following:

                                                      1997           1996
                                                   ---------       --------
Income Tax Expense:
   Current Tax Expense
      Federal                                      $      --             --
      State                                               --             --
   Deferred Tax (Benefit)
      Federal                                        142,359       (182,600)
      State                                           25,122        (37,000)
                                                   ---------       --------
                                                   $ 167,481       (219,600)
                                                   =========       ========

                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 15.  FEDERAL INCOME TAXES (CONTINUED):

A cumulative net deferred tax asset is included in Other Assets. The components of the asset are as follows:

                                            1997           1996
                                         ---------       --------

Differences in Depreciation Methods      $ (68,907)       (32,460)
Net Operating Loss Carryforward            179,020        310,055
Other                                       (2,292)            --
                                         ---------       --------

                                         $ 107,821        277,595
                                         =========       ========

Deferred Tax Assets                      $ 179,020        310,055
Deferred Tax Liabilities                   (71,199)       (32,460)
                                         ---------       --------
Net Deferred Tax Assets                  $ 107,821        277,595
                                         =========       ========


The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                       1997           1996
                                                    ---------       --------

Income Tax Expense at the Statutory Rate (34%)      $ 144,034       (190,482)
Increases (Decreases) Resulting from:
   Nontaxable Interest Income, Net of Non-
     deductible Interest Expense                       (1,666)            --
   State Income Taxes, Net of Federal Income
     Tax Benefit                                       25,418        (33,614)
Other                                                    (305)         4,496
                                                    ---------       --------

Provision for Income Taxes                          $ 167,481       (219,600)
                                                    =========       ========


The Bank has federal tax net operating losses of $453,150 which may be carried forward for 15 years from 1996. The operating loss carryforward expires in 2010.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 16.  REGULATORY MATTERS:

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulator about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As required by the chartering resolution with the State of Tennessee, the Bank opened for business in December 1995 with $8,000,000 in equity capital. Prior year losses combined with current year income have reduced the Tier I capital to $7,610,246 or a Tier I risk based capital ratio of 13%, which is considered to be well capitalized under prompt and corrective action provisions.

The Bank's actual capital and ratio amounts are presented in the following table:

                                                                                                To Be Well Capitalized
                                                                                                  Under the Prompt
                                                                       For Capital                   Corrective
                                               Actual               Adequacy Purposes             Actions Provisions
                                     -----------------------    -------------------------       -----------------------
                                       Amount          Ratio       Amount          Ratio          Amount         Ratio
                                     ----------        ----     -------------      ------       ----------      -------
As of December 31, 1997:
    Total Risk-Based Capital
      (To Risk Weighted Assets)      $8,318,540        14.7%    $=> 5,164,800      => 8.0%      $6,456,000      => 10.0%
    Tier I Capital
      (To Risk Weighted Assets)       7,610,246        13.4%    => 2,265,800       => 4.0%       3,398,700      => 6.0%
    Tier I Capital
      (To Average Assets)             7,610,246        11.8%    => 2,582,400       => 4.0%       3,228,000      => 5.0%

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 16.  REGULATORY MATTERS (CONTINUED):

                                                                                                To Be Well Capitalized
                                                                                                  Under the Prompt
                                                                       For Capital                   Corrective
                                               Actual               Adequacy Purposes             Actions Provisions
                                     -----------------------    -------------------------       -----------------------
                                       Amount          Ratio       Amount          Ratio          Amount         Ratio
                                     ----------        ----     -------------      ------       ----------      -------
As of December 31, 1996:
    Total Risk-Based Capital
      (To Risk Weighted Assets)      $7,609,880        23.6%    => 2,574,320      => 8.0%      3,217,900      => 10.0%
    Tier I Capital
      (To Risk Weighted Assets)       7,227,758        22.4%    => 1,287,160      => 4.0%      1,930,740      => 6.0%
    Tier I Capital
      (To Average Assets)             7,227,758        18.8%    => 1,541,440      => 4.0%      1,926,800      => 5.0%

The Bank received notice from the FDIC that the Bank's deposits are insured up to $100,000 for each depositor. The FDIC assessment for the years ended December 31, 1997 and 1996 was $4,363 and $2,000, respectively.


NOTE 17.  BANK HOLDING COMPANY:

The officers and directors of People's Community Bank formed a one bank holding company, PCB Bancorp, Inc. in 1996. Effective October 1, 1996, PCB Bancorp, Inc. consummated acquisition of all the outstanding shares of People's Community Bank through an equal share exchange and People's Community Bank became a wholly-owned subsidiary of PCB Bancorp, Inc. The undivided profits of PCB Bancorp, Inc. reflect the accumulated deficit of People's Community Bank and the consolidated statement of income reflects the income and expenses of People's Community Bank for the years ended December 31, 1997 and 1996.

The Parent Company's sole source of funds is the receipt of dividends from the Bank.

                   Condensed Statements of Financial Condition
                                  (Parent Only)

                                                                1997           1996
                                                             ----------      ---------
ASSETS
Cash On Deposit with Subsidiary                              $    3,822             79
Investment in Subsidiary                                      7,781,439      7,542,853
Premises and Equipment, Net of Accumulated Depreciation
   of $530                                                        1,590             --
Organization Costs, Net of Accumulated Amortization              14,486         15,856
                                                             ----------      ---------
Total Assets                                                 $7,801,337      7,558,788
                                                             ==========      =========


                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 17.  BANK HOLDING COMPANY (CONTINUED):

             Condensed Statements of Financial Condition (Continued)
                                  (Parent Only)

                                                                     1997             1996
                                                                  -----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Common Stock                                                      $   800,000          800,000
Additional Paid-In Capital                                          7,200,000        7,200,000
Undivided Profit (Loss)                                              (202,100)        (441,212)
Net Unrealized Gain on Available-for-Sale Securities
   Net of Tax of $2,292                                                 3,437               --
                                                                  -----------       ----------
Total Liabilities and Stockholders' Equity                        $ 7,801,337        7,558,788
                                                                  ===========       ==========



              Condensed Statements of Income and Undivided Profits
                                  (Parent Only)


                                                                     1997             1996
                                                                  -----------       ----------

OPERATING INCOME
     Dividend from Subsidiary                                     $    21,000           17,000
                                                                  -----------       ----------
Total Operating Income                                                 21,000           17,000
                                                                  -----------       ----------

OPERATING EXPENSES
     Amortization of Organization Costs                                 3,992              834
     Advertising and Promotion                                          1,250               --
     Miscellaneous Operating Expense                                       40               --
     Depreciation Expense                                                 530               --
     Outside Services                                                  11,225              231
                                                                  -----------       ----------
Total Operating Expenses                                               17,037            1,065
                                                                  -----------       ----------

Income from Operations                                                  3,963           15,935

OTHER INCOME (EXPENSE)
     Undistributed Net Income (Loss) from Investment
        in Wholly-Owned Subsidiary                                    235,149         (357,641)
                                                                  -----------       ----------

Net Income (Loss)                                                     239,112         (341,706)
Beginning Undivided Profits                                          (441,212)         (99,506)
                                                                  -----------       ----------

Ending Undivided Profits                                             (202,100)        (441,212)
                                                                  ===========       ==========

                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 17.  BANK HOLDING COMPANY (CONTINUED):

                       Condensed Statements of Cash Flows
                                  (Parent Only)

                                                                      1997             1996
                                                                  -----------       ----------
Cash Flows from Operating Activities:
     Net Income (Loss)                                            $   239,112         (341,706)
     Undistributed Net (Income) Loss of Wholly-Owned
        Subsidiary                                                   (235,149)         357,641
     Depreciation Expense                                                 530               --
     Amortization of Organization Costs                                 3,992              834
     Increase in Organization Costs                                    (2,622)         (16,690)
                                                                  -----------       ----------

Net Cash Provided by Operating Activities                               5,863               79
                                                                  -----------       ----------

Cash Flows from Investing Activities:
     Purchase of Premises and Equipment                                (2,120)              --
                                                                  -----------       ----------

Net Cash Used for Investing Activities                                 (2,120)               0
                                                                  -----------       ----------

Increase in Cash and Cash Equivalents                                   3,743               79
Beginning Cash and Cash Equivalents                                        79                0
                                                                  -----------       ----------

Ending Cash and Cash Equivalents                                  $     3,822       $       79
                                                                  ===========       ==========


NOTE 18.  STOCK OPTIONS:

During 1996, PCB Bancorp, Inc. adopted a stock option plan for key employees. The plan is established to provide "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, or "non-statutory" stock options. The Board of Directors administers the plan.

In addition to the plan for the key employees, PCB Bancorp, Inc. adopted a plan for non-employee directors. All eligible directors can participate and receive non-qualified stock options. Directors were granted an initial option to acquire 5,000 shares at an option price of $10, which was the fair value. This option was fully vested immediately. Directors are granted an additional 1,000 shares each year through the year 2000. The shares are granted at the fair value on the date of grant. Options vest ratably at twenty percent per year over five years.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 18.  STOCK OPTIONS (CONTINUED):

Under both plans, no incentive stock option shall be exercisable after the expiration of 10 years from the date it is granted and the total number of shares of the Company's common stock that may be transferred pursuant to the exercise of stock options under the Plan shall not exceed in the aggregate 100,000 shares for the employee stock option plan and 60,000 shares for the directors stock option plan.

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense has been recognized for the stock option.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", the Company's income in 1997 and 1996 would have been $215,697 and $(363,422), respectively. The restated earnings per share would have been $0.27 and $(0.45) in 1997 and 1996, respectively. The Company calculates a weighted-average fair value for each option. The weighted-average fair value for the options in 1997 and 1996 were $10.85 and $6.79, using the following assumptions for both years:

       Risk-free interest rate                                        5%
       Expected life (years)                                          10
       Expected volatility                                            8%
       Expected dividends                                             None

A summary of option transactions during the years ended December 31, 1997 and 1996 is shown below:

                                                       Number              Weighted-Average
                                                     of Shares              Exercise Price
                                                     ---------              --------------

Outstanding at January 1, 1996                               0
       Granted:  Directors                              25,000                $10.00
                 Employees                              77,500                 10.00
                                                     ---------

Outstanding at December 31, 1996                       102,500                 10.00
       Granted:  Directors                               5,000                 16.00
                                                    ----------

Outstanding at December 31, 1997                       107,500                 10.29
                                                      ========

Exercisable at December 31, 1997                        36,500                 10.29
                                                     =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 18.  STOCK OPTIONS (CONTINUED):

A summary of options outstanding as of December 31, 1997 is shown below:

                                                        Weighted-Average
    Exercise            Number of Options             Remaining Contractual                Number of Options
     Price                 Outstanding                   Life Outstanding                     Exercisable
     -----                 -----------                   ----------------                     -----------

    $10.00                    102,500                        8.5 years                            36,500
     16.00                      5,000                        9.5 years                                 0
                             --------                                                          ---------
                              107,500                                                             36,500
                             ========                                                          =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names of the Company's directors and executive officers, together with certain information regarding them, are as follows:

Name, Age, and Address              Company Position             Principal Occupation
----------------------              ----------------             --------------------
Phillip R. Carriger (50)            Director, President and      Banker
1504 Robin Hood Lane                Chief Executive Officer
Johnson City, TN  37604

Thomas J. Garland (63)              Director                     College Professor/
1208 Christy Court                                               Consultant
Greeneville, TN  37743

Timothy P. Jones (55)               Director                     Newspapers
824 E. Myrtle Avenue
Johnson City, TN  37601

C.C. Marshall (64)                  Director                     Real Estate Developer
1805 Sherwood Drive
Johnson City, TN  37601

James D. Swartz (62)                Director                     Newspapers
112 Barberry, Unit 30
Johnson City, TN  37604

James W. Gibson, M.D. (64)          Director                     Radiologist
810 Cloudland Drive
Johnson City, TN  37601

Biographies of Directors and Officers

Phillip R. Carriger, age 50, has been the Chief Executive Officer of People's Community Bank in Johnson City since 1995. Prior to that time, he was the Chairman and Chief Executive Officer of Hamilton Bank in Johnson City. Mr. Carriger has over 25 years of experience in the banking industry, having worked for the Comptroller of the Currency as an Assistant National Bank Examiner, C&C Bank of Anderson County as a Senior Vice President, and First American National Bank (in the Knoxville and Johnson City offices) as a Senior Vice President. Mr. Carriger graduated from the University of Tennessee with a B.S. Degree in Economics in 1971. Mr. Carriger is a member of the East Tennessee State University Board of Trustees and a former President of the Johnson City/Jonesborough/Washington County Chamber of Commerce.

Thomas J. Garland, age 63, served for 21 years in the Tennessee State Senate (17 years as Senate Minority Leader). He is a former Chancellor of the Tennessee Board of Regents, former Chairman of the Board of Commerce Union Bank (now NationsBank) in Greeneville, Tennessee and also served as Executive Vice President and a director of First American Bank, Tri-Cities. Mr. Garland currently serves as Distinguished Service Professor of the Civic Arts and Executive in Residence at Tusculum College. He is a member of the Board of Directors of United Cities Gas Company and is a former director of Tri-State Container, now Inland Container, in Elizabethton, Tennessee. Mr. Garland is a member of the boards of the Sequoyah Council-Boy Scouts of America, East Tennessee State University National Alumni Association, the ETSU Foundation, the Northeast State Technical/Community College Foundation and the Greater Tri-Cities Business Alliance. Mr. Garland received his B.A. degree from East Tennessee State University.

Timothy P. Jones, age 55, is a vice president, director and stockholder of Press Holding Corporation, the publisher of the Johnson City Press newspaper and seven other newspapers. Mr. Jones received his A.B. Degree in Economics from Wofford College, has a Masters Degree in Mass Communications from Texas Tech University, and is a former director of the Tennessee Press Association. He is also a former director of Hamilton Bank and a past Chairman of the board of directors of the Johnson City/Jonesborough/Washington County Chamber of Commerce. Mr. Jones is a former member of the First American Bank - Johnson City Advisory Board of Directors and is currently President of the Johnson City Evening Rotary Club.

C.C. Marshall, age 64, has been President of Mountcastle Corporation, a real estate development and construction firm, since 1967. Mr. Marshall was a director of Hamilton Bank for 17 years. He is a graduate of East Tennessee State University and is on the Board of Directors of the ETSU Foundation. Mr. Marshall is a native of Johnson City.

James D. Swartz, age 62, has been a co-owner of Swartz-Morris Media (which owns two newspapers) and Swartz Media Consultants, a company that advises newspapers in operation systems, since 1988. Prior to that time, Mr. Swartz was President of Worrell Enterprises, a media company with 33 newspapers and three television stations. Mr. Swartz was born in Johnson City, Tennessee, and currently serves on the board of directors for the Salvation Army, the Girls Club Incorporated, the United Way, ETSU College of Business Board of Advisors, and the ETSU Foundation.

James W. Gibson, M.D., age 64, is currently associated with Mountain Empire Radiology, P.C. and has practiced his specialty of radiology in Johnson City since 1965. Dr. Gibson received his undergraduate education from Vanderbilt University, his Medical Degree from the University of Tennessee Medical School in Memphis and served his residency in radiology at Duke University Medical Center, Durham, North Carolina. He presently serves on the National Alumni Council for the University of Tennessee Medical School and is a member of the ETSU Foundation. He has served on the Johnson City Medical Center Board of Directors and the Watauga Mental Health Center Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table summarizes the compensation paid or accrued for the years ended December 31, 1997 and 1996 to the Chief Executive Officer. There are no other officers of the Company or Bank whose total annual salary and bonus exceeds $100,000; accordingly, disclosure regarding executive compensation is provided in the below tables only with respect to the Chief Executive Officer. The Company and its predecessor bank did not exist prior to 1996; accordingly, information is supplied in the tables below only for 1997 and 1996.


                                                             ANNUAL                LONG TERM        ALL OTHER
                                                          COMPENSATION            COMPENSATION     COMPENSATION
                                           FISCAL      SALARY         BONUS         OPTIONS
NAME AND CURRENT POSITION                   YEAR         ($)            $             (#)               ($)
-------------------------                  ------     --------       ------       ------------     ------------
Phillip R. Carriger....................... 1997       $102,000          -              -             $3,800(1)
  President and Chief Executive            1996       $ 95,000          -              -             $3,800(1)
  Officer, Director

(1) Represents automobile reimbursement.

Option Grants in Last Fiscal Year

          The following table sets forth information concerning stock option grants to the Company's Chief Executive Officer during 1996. There were no grants prior to that time or after that time.

                                     # OF SECURITIES             % OF TOTAL
                                   UNDERLYING OPTIONS        OPTIONS GRANTED TO         EXERCISE        EXPIRATION
NAME                                     GRANTED              EMPLOYEES IN 1996       PRICE ($/SH)         DATE
----                               ------------------        ------------------       ------------      -----------
Phillip R. Carriger ............         40,000                     51.61%               $10.00         May 5, 2006

Value of Unexercised Options

          This table presents information regarding the value of unexercised options held at December 31, 1997. No stock options were exercised, and there were no SARs outstanding during 1997 or 1996.

                                             NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                               OPTIONS AT FY-END             IN-THE-MONEY OPTIONS
                                                      (#)                        AT FY-END(1)
                                                 EXERCISABLE/                   EXERCISABLE/
NAME                                             UNEXERCISABLE                 UNEXERCISABLE
----                                         ----------------------          ------------------
Phillip R. Carriger ......................       16,000/24,000                $96,000/$144,000

(1) Dollar values were calculated by determining the difference between the price of the common stock on December 31, 1997 of $16.00 per share and the exercise price of such options.

Director Compensation

        Members of the Board of Directors have never received any fees for attending meetings. However, the outside directors of the Company are entitled to receive options under the PCB Bancorp, Inc. Outside Directors' Stock Option Plan. See "Stock Incentive Plans."

Stock Incentive Plans

        The Company's Board of Directors and its shareholders have adopted and approved the 1996 Stock Option Plan (the "Employee Plan") and the Outside Directors' Stock Option Plan (the "Directors' Plan"). The Plans are intended to promote the interests of the Company and its shareholders, to improve the long-term financial performance of the Company, and to attract and retain the Company's management team by providing competitive financial incentives.

        1996 Stock Option Plan. The persons to whom options may be granted under the Employee Plan will be determined from time to time by the Company's Compensation Committee (the "Committee"). Officers and key employees of the Company and its subsidiary, as determined by the Board or the Committee, are eligible for grants of options.

        The Employee Plan provides for the granting of incentive stock options and non-statutory stock options. Incentive stock options offer employees the possibility of deferring taxes until the underlying shares of stock acquired upon exercise of the option are sold. For some of the Company's employees, the benefits of incentive stock options are outweighed by the disadvantages of certain restrictions imposed by the Internal Revenue Code. In addition, with non-statutory stock options, the Company receives a tax deduction at the time the employee recognizes ordinary income in an amount of such income to the employee. With incentive stock options, the Company does not receive a tax deduction at any time (assuming that the employee meets the holding period requirements for capital gain treatment).


        The Employee Plan is administered by the Committee. No person while a member of the Committee is eligible to be granted an option under the Employee Plan. Members of the Committee are appointed, and vacancies thereon filled, by the Board of Directors of the Company, and the Board has the power to remove members of the Committee.

        An aggregate of 100,000 shares of the Company's common stock, no par value, may be issued pursuant to the exercise of stock options by such officers and key employees of the Company and its subsidiary as the Committee may determine. As of December 31, 1996, options covering a total of 77,500 shares had been granted under the Employee Plan. There are no limitations on the number of shares of Common Stock which may be optioned to any one person, except that the aggregate fair market value (determined as of the time the option is granted) of Company Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year under the Employee Plan (and any other incentive stock option plan of the Company or any subsidiary) may not exceed $100,000.

        Outside Directors' Stock Option Plan. The Directors' Plan provides that each person (except Dr. Gibson) who was a non-employee director of the Company in April, 1996, will receive an option to purchase 5,000 shares of the Company's common stock, no par value. This option was exercisable immediately. In addition, on the first business day following the annual meeting of shareholders of each of the years 1996 through and including 2000, each outside director immediately following such annual meeting will be granted an option to purchase 1,000 shares of stock. These options will vest at a rate of 20% per year on the anniversary date of the annual meeting of shareholders. The exercise price of all options shall equal the fair market value of the Company's common stock on the date of grant.

        An aggregate of 60,000 shares are reserved for grants of options pursuant to the Directors' Plan. Shares subject to options which terminate or expire unexercised will be available for future option grants. The total number of shares subject to the Directors' Plan and the number covered under each individual option is subject to automatic adjustment in the event of stock dividends, recapitalizations, mergers, consolidations, split-ups, combinations or exchanges of shares and the like, as determined by the Board of Directors.

        If any non-employee director ceases to be a director as a result of death or total disability while holding an option that has not expired and has not been fully exercised, such person or such person's executors, administrators, heirs, personal representative, conservator, or distributees may, at any time within six months after the date of such death or total disability, exercise the option in its entirety with respect to all remaining shares covered by that option.

        The options under the Directors' Plan are nonstatutory options intended not to qualify as incentive stock options under Section 422 of the Internal Revenue Code. The grant of options will not result in taxable income to the non-employee director or a tax deduction to the Company. The exercise of an option by a non-employee director will result in taxable ordinary income to the non-employee director and a corresponding deduction for the Company, in each case equal to the difference between the option price and the fair market value of the shares on the date the option is exercised.

        The Directors' Plan is administered by the Board of Directors who is authorized to interpret the Plan but has no authority with respect to the selection of directors to receive options or the option price for shares subject to the Directors' Plan. The Board has no authority to materially increase the benefits under the plan. The Board may amend the Directors' Plan as it shall deem advisable but may not, without further shareholder approval, increase the maximum number of shares under the plan or options granted thereunder, reduce the minimum option price, extend the period during which options may be granted or exercised, or change the class of persons eligible to receive options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of February 27, 1998 certain information with respect to the shares of the common stock of the Company beneficially owned by the shareholders known to the Company to own beneficially more than 5% of the shares and the shares of common stock beneficially owned by the Company's directors and executive officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all presently exercisable options and options that will become exercisable within 60 days from the date of this table, that have been issued pursuant to any of the Company's stock option plans, have been exercised.


                                                         Number of Shares
 Name and Address                                           Beneficially
of Beneficial Owners                                   owned on 2/27/98 (%)
--------------------                                   --------------------
Phillip R. Carriger(1)                                  36,000      (4.41%)
1504 Robin Hood Lane
Johnson City, TN  37604

Thomas J. Garland(2)                                    15,600      (1.94%)
1208 Christy Court
Greeneville, TN  37743

Timothy P. Jones(2)                                     15,600      (1.94%)
824 E. Myrtle Avenue
Johnson City, TN  37601


                                                         Number of Shares
 Name and Address                                           Beneficially
of Beneficial Owners                                   owned on 2/27/98 (%)
--------------------                                   --------------------
C.C. Marshall(2)                                        34,678      (4.30%)
1805 Sherwood Drive
Johnson City, TN  37601

James D. Swartz(2)                                      40,600      (5.04%)
112 Barberry, Unit 30
Johnson City, TN  37604

James W. Gibson, M.D.(3)                                10,600      (1.32%)
810 Cloudland Drive
Johnson City, TN  37601

All Directors and Executive Officers as a              153,078     (18.25%)
group (six persons)(4)

(1) Includes 16,000 shares which Mr. Carriger currently has a right to acquire under Company stock options.
(2) Includes 5,600 shares which each of these directors currently has a right to acquire under Company stock options.
(3) Includes 600 shares which Dr. Gibson currently has a right to acquire under Company stock options.
(4) Includes 39,000 shares which all officers and directors as a group currently have a right to acquire under Company stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's directors and officers, as well as business organizations and individuals associated with them, are customers of the Bank. All loan transactions to such individuals and entities are made in the ordinary course of business and on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and do not involve more than the normal risk of collectibility or present other unfavorable features.

        There are no cases in which aggregate extensions of credit outstanding to any one director or officer and his associates exceeds 10% of the equity capital of the Bank. At December 31, 1997, the total amount of loans to directors and executive officers was $83,648, or approximately 1% of shareholders' equity.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)       List of Exhibits Filed

        Exhibit
        Number       Description
        3.1          Charter of Registrant (previously filed as Exhibit 3(a) as part of the Registration
                     Statement on Form S-4 No. 333-4984, filed June 6, 1996, which exhibit is incorporated herein by reference).

        3.2          Bylaws of Registrant (previously filed as Exhibit 3(b) as part of the Registration
                     Statement No. 333-4984, which exhibit is incorporated herein by reference).

        10.1         PCB Bancorp, Inc. 1996 Stock Option Plan (previously filed as Appendix C to
                     Registration Statement No. 333-4984, which appendix is incorporated herein by reference).

        10.2         PCB Bancorp, Inc. Outside Directors' Stock Option Plan (previously filed as
                     Appendix D to Registration Statement No. 333-4984, which appendix is incorporated herein by reference).

        22           Subsidiaries of the Registrant - The Registrant's sole subsidiary is "People's
                     Community Bank", a Tennessee state chartered  banking institution.

        27.1         1997 Financial Data Schedule

        27.2         1996 Financial Data Schedule

        (b) Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant's last fiscal year.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PCB BANCORP, INC.
                    (Registrant)



                    By:/s/ Phillip R. Carriger
                       ---------------------------------------------------------
                       Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

                    Date: March 24, 1998
                          ------------------------------------------------------


                    By:/s/ Larry Parks
                       ---------------------------------------------------------
                       Larry Parks, Vice President
                       (Principal Accounting Officer)

                    Date: March 24, 1998
                          ------------------------------------------------------


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                    By:/s/ Phillip R. Carriger
                       ---------------------------------------------------------
                       Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

                    Date: March 24, 1998
                          ------------------------------------------------------



                    By:/s/ Thomas J. Garland
                       ---------------------------------------------------------
                       Thomas J. Garland, Director

                    Date: March 24, 1998
                          ------------------------------------------------------



                    By:/s/ Timothy P. Jones
                       ---------------------------------------------------------
                       Timothy P. Jones, Director

                    Date: March 24, 1998
                          ------------------------------------------------------

                    By:/s/ C. C. Marshall
                       ---------------------------------------------------------
                       C. C. Marshall, Director

                    Date: March 24, 1998
                          ------------------------------------------------------



                    By:/s/ J. D. Swartz
                       ---------------------------------------------------------
                       J. D. Swartz, Director

                    Date: March 24, 1998
                          ------------------------------------------------------



                    By:/s/ James W. Gibson
                       ---------------------------------------------------------
                       James W. Gibson, Director

                    Date: March 24, 1998
                          ------------------------------------------------------