Form 10QSB
period 1998-03-31
PCB BANCORP INC
filed 1998-05-15
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Tennessee                                               62-1641671
----------------------------------------------            ---------------------------------------
(State or other jurisdiction of incorporation)            (I.R.S. Employer Identification Number)

   300 Sunset Dr : Johnson City, Tennessee                                  37604
----------------------------------------------            ---------------------------------------
   (Address of Principal Executive Office)                               (Zip Code)

                                 (423) 915-2222
           -----------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      None
                                   ----------


Indicate by the check mark whether the Issuer: (1) has filed all reports required by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X                 No
                              ------                 -----


                                     800,000
                                -----------------
     (Outstanding shares of the issuer's common stock as of March 31, 1998)

                  Transitional Small Business Disclosure Format

                           Yes                     No   X
                               ------                 ------

                                PCB BANCORP, INC.

                                      INDEX

Number                                                                                                   Page
------                                                                                                   ----

PART 1.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets
                          March 31, 1998 (Unaudited) and December 31, 1997                                 3

                     Consolidated Statements of Income
                          Three Months Ended March 31, 1998
                            and 1997 (Unaudited)                                                           4

                     Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 1998 and 1997 (Unaudited)                           5

                     Notes to Consolidated Financial Statements (Unaudited)                                6

Item 2.              Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                         7 - 8

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                                     9

Item 2.              Changes in Securities                                                                 9

Item 3.              Default Upon Senior Securities                                                        9

Item 4.              Submission of Matters to a Vote of Security Holders                                   9

Item 5.              Other Information                                                                     9

Item 6.              Exhibits and Reports on Form 8-k                                                      9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
-------------------------------------------------------------------------------

                        PCB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                         (In Thousands)
                                                                   -------------------------
                                                                    March 31,   December 31,
ASSETS                                                                1998         1997
--------------------------------------------------------------------------------------------
Cash and due from Banks                                               2,100      $  2,151
Federal funds sold                                                    7,586         2,123
Securities held to maturity                                             720         2,717
Securities available-for-sale, at fair value                          3,432         1,443
Other Investments                                                       119            81
Loans                                                                59,902        58,208
Allowance for loan losses                                              (757)         (728)
                                                                   --------      --------
   Loans, net                                                        59,145        57,480
                                                                   --------      --------
Premises and equipment                                                2,930         2,299
Accrued income receivable                                               383           369
Deferred income taxes, net                                               27           108
Other assets                                                            128           104
                                                                   --------      --------
                                                                   $ 76,570      $ 68,875
                                                                   ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Deposits:
      Non-interest bearing                                         $  6,750      $  7,326
      Interest bearing                                               61,604        53,197
                                                                   --------      --------
         Total deposits                                              68,354        60,523
Accrued interest payable                                                233           495
Other Liabilities                                                        57            55
                                                                   --------      --------
         Total Liabilities                                           68,644        61,073
                                                                   --------      --------


Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                          0             0
   Common stock, $1 par value, 3,000,000 shares authorized;
     800,000 shares issued and outstanding                              800           800
   Additional paid-in capital                                         7,200         7,200
   Retained Earnings                                                    (75)         (202)
   Unrealized Holding Gain/Loss-Equity                                    1             4
                                                                   --------      --------
         Total shareholder's equity                                   7,926         7,802
                                                                   --------      --------
                                                                   $ 76,570      $ 68,875
                                                                   ========      ========

                        PCB BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                      (In Thousands)
                                                                ---------------------------
                                                                    Three Months Ended
                                                                    1998           1997
                                                                -----------    ------------
INTEREST INCOME:
   Loans, including fees                                           $  1,359      $    843
   Securities:
      Taxable                                                            52           103
      Tax exempt                                                          5             -
   Federal funds sold                                                    61            15
                                                                   --------      --------
         Total interest income                                        1,477           961
                                                                   --------      --------
INTEREST EXPENSE:
   Deposits                                                             776           454
   Other borrowings                                                       -             5
                                                                   --------      --------
         Total interest expense                                         776           459
                                                                   --------      --------
         Net interest income                                            701           502
PROVISION FOR LOAN LOSSES                                                33           126
                                                                   --------      --------
         Net interest income after provision for loan losses            668           376
                                                                   --------      --------
OTHER INCOME:
   Service charges on deposit accounts                                   11            19
   Other service charges, commissions and fees                           28             4
                                                                   --------      --------
         Total other income                                              39            23
                                                                   --------      --------
OTHER EXPENSES:
   Salaries and employee benefits                                       294           227
   Occupancy expense                                                     41            27
   Other operating expenses                                             162           111
                                                                   --------      --------
         Total other expenses                                           497           365
                                                                   --------      --------
         Income before income taxes                                     210            34
INCOME TAXES                                                             85            15
T/E MUNICIPAL SECURITIES ADJUSTMENT                                       2
                                                                   --------      --------
         Net income                                                     127            19
                                                                   ========      ========

Earnings per share                                                     0.16          0.02
                                                                   ========      ========

Weighted average shares outstanding                                 800,000       800,000
                                                                   ========      ========

                        PCB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            (In Thousands)
                                                                                      ---------------------------
                                                                                          Three Months Ended
                                                                                          1998           1997
                                                                                      ------------   ------------
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
     Net Income                                                                         $    127    $     19
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and Amortization                                                         56          28
        Provision for loan losses                                                             33         126
        Increase in accrued income receivable                                                 (1)        (21)
        Other, net                                                                          (190)        (69)
                                                                                        --------    --------
          Net cash provided (used) by operating activities                                    25          83
                                                                                        --------    --------
Cash flows from investing activities:
     Increase in federal funds sold                                                       (5,463)      1,331
     Purchases, net maturities, of held to maturity securities                             1,960         (10)
     Purchases, net maturities, of securities available-for-sale                          (1,994)       (799)
     Net increase in loans                                                                (1,693)    (10,095)
     Purchases of premises and equipment                                                    (679)       (228)
     Purchases of FHLB Stock                                                                 (38)
                                                                                        --------    --------
          Net cash used by investing activities                                           (7,907)     (9,801)
                                                                                        --------    --------

Cash flows from financing activities:
     Increase in deposits                                                                  7,831       9,961
                                                                                        --------    --------
          Net cash provided by financing activities                                        7,831       9,961
                                                                                        --------    --------

          Net increase in cash                                                               (51)        243

Cash and due from banks at beginning of period                                             2,151       1,167
                                                                                        --------    --------

Cash and due from banks at end of period                                                $  2,100    $  1,410
                                                                                        ========    ========

Cash payments for interest                                                              $    543    $    397
                                                                                        ========    ========

Cash payments for income taxes                                                          $      -    $      -
                                                                                        ========    ========

                        PCB BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the first quarter of 1998. Total assets have grown $7.7 million or 11% since December 31, 1997. During the period January 1, 1998 to March 31, 1998, the growth in total assets has been funded by increases in deposits of $7.8 million or 13%. This growth and the anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Loans have increased $1.7 million or 3% since December 31, 1997. Investment securities have increased $30 thousand or .71% since December 31, 1997.

NONPERFORMING ASSETS AND RISK ELEMENTS. The Bank had nonperforming assets totaling $19,220.12 at March 31, 1998. Diversification within the loan profile is an important means of reducing inherent lending risks. At March 31, 1998, 1-4 Family Residential Loans, (adjustable and construction- with arms of 1, 3, & 5 years), comprised 20.5% of the Bank's total loan portfolio. No other industry or geographical area outside the Bank's immediate market area were responsible for at least ten percent of the Bank's loan portfolio at March 31, 1998.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $2.1 million and federal funds sold of $7.6 million as of March 31, 1998. In addition, loans and investment securities repricing or maturing in one year or less exceed $25.7 million at March 31, 1998. The Bank has approximately $6.1 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily, standby letters of credit, are approximately $350,000 at March 31, 1997. In addition to the Federal Home Loan Bank membership, the Bank has established a federal fund line of credit with a correspondent bank totaling $2 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources, or results of operations.

Total equity capital at March 31, 1998, is $7.9 million or 10% of total assets. The Bank's capital position is adequate to meet the minimum capital requirement's as of March 31, 1998 for all regulatory agencies. The Bank's capital ratios as of March 31, 1998, are as follows:

                  Tier 1 capital                              10.7%

                  Tier 2 capital                               1.0%

                  Total risk-based                            11.7%

RESULTS OF OPERATIONS

The Company had net income of $127,000 in the first quarter compared to income of $19,000 in the first quarter of 1997. Net interest income was up $199,000 or 40% over the first quarter of 1998 compared to 1997.

Interest income and interest expense both increased from 1997 to 1998 because of the increase in earning assets and deposits from March 31, 1997 to March 31, 1998. The growth in non-interest income for the first quarter of 1998 reflects the increase in deposits during 1997 and 1998.

The provision for loan losses was $33,000 in the first quarter of 1998 compared to $126,000 in the first quarter of 1997. The allowance for loan losses of $757,000 at March 31, 1998 (approximately 1.25% of loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  a)   27 Financial Data Schedule (for SEC use only).

                  b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         PCB BANCORP, INC.
                                      -------------------------------------------------
                                                           (Registrant)

           4/11/98                                        Phillip R. Carriger
--------------------------------      -------------------------------------------------
           (Date)                     Phillip R. Carriger, Chairman and Chief Executive
                                      Officer
                                      (Principle Executive Officer)

           4/11/98                                       Larry E. Parks
--------------------------------      -------------------------------------------------
           (Date)                     Larry E. Parks, Vice President
                                      (Principle Accounting Officer)