Form 10QSB
period 1998-06-30
PCB BANCORP INC
filed 1998-08-13
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Tennessee                                       62-1641671
------------------------------------------        ------------------------------
   (State or other jurisdiction                     (I.R.S. Employer
    of incorporation)                               Identification Number)


  300 Sunset Dr : Johnson City, Tennessee                    37604
------------------------------------------        ------------------------------
  (Address of Principal Executive Office)                  (Zip Code)


                                 (423) 915-2222
           -----------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:
                                      None
                                -----------------

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


                                     800,000
                                -----------------
      (Outstanding shares of the issuer's common stock as of June 30, 1998)

                  Transitional Small Business Disclosure Format

                             Yes                     No   X
                                 ------                 -----

                                PCB BANCORP, INC.

                                      INDEX



Number                                                                                Page
------                                                                                ----


PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  Consolidated Balance Sheets
                       June 30, 1998 (Unaudited) and December 31, 1997                  3

                  Consolidated Statements of Income
                       Three Months and Six Months Ended June 30, 1998
                        and 1997 (Unaudited)                                            4

                  Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1998 and 1997 (Unaudited)              5

                  Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                       7-8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              9

Item 2.  Changes in Securities                                                          9

Item 3.  Default Upon Senior Securities                                                 9

Item 4.  Submission of Matters to a Vote of Security Holders                            9

Item 5.  Other Information                                                              9

Item 6.  Exhibits and Reports on Form 8-K                                               9

                          PART I. FINANCIAL INFORMATION



Item 1. Financial Statements
===================================================================================================

                        PCB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              (In Thousands)
                                                                        ---------------------------
                                                                         June 30,      December 31,
ASSETS                                                                     1998            1997
---------------------------------------------------------------------------------------------------
Cash and due from Banks                                                 $  3,359           $  2,151
Federal funds sold                                                         3,462              2,123
Securities held to maturity                                                  500              2,717
Securities available-for-sale, at fair value                               5,615              1,443
Other Investments                                                            245                 81
Loans                                                                     63,655             58,208
Allowance for loan losses                                                   (796)              (728)
                                                                        --------           --------
   Loans, net                                                             62,859             57,480
                                                                        --------           --------
Premises and equipment                                                     3,117              2,299
Accrued income receivable                                                    469                369
Deferred income taxes, net                                                    --                108
Other assets                                                                 140                104
                                                                        --------           --------
                                                                        $ 79,766           $ 68,875
                                                                        ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
---------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                              $  8,891           $  7,326
      Interest bearing                                                    62,392             53,197
                                                                        --------           --------
         Total deposits                                                   71,283             60,523
Accrued interest payable                                                     320                495
Other Liabilities                                                            100                 55
                                                                        --------           --------
         Total Liabilities                                                71,703             61,073
                                                                        --------           --------

Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                               0                  0
   Common stock, $1 par value, 3,000,000 shares authorized;
     800,000 shares issued and outstanding                                   800                800
   Additional paid-in capital                                              7,200              7,200
   Retained Earnings                                                          62               (202)
   Unrealized Holding Gain/Loss-Equity                                         1                  4
                                                                        --------           --------
         Total shareholder's equity                                        8,063              7,802
                                                                        --------           --------
                                                                        $ 79,766           $ 68,875
                                                                        ===========================

                        PCB BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                  (Unauditied)




                                                                  (In Thousands)                 (In Thousands)
                                                               ----------------------      ----------------------
                                                                Three Months Ended                 Six Months
                                                                                                     Ended
                                                                  1998         1997           1998          1997
                                                               ----------   ---------      --------      --------
INTEREST INCOME:
   Loans, including fees                                       $  1,470      $  1,046      $  2,829      $  1,889
   Securities:
      Taxable                                                        58            89           110           192
      Tax exeempt                                                    18            --            23            --
  Federal funds sold                                                 56            13           117            28
                                                               --------      --------      --------      --------
       Total interest income                                      1,602         1,148         3,079         2,109
                                                               --------      --------      --------      --------

INTEREST EXPENSE:
Deposits                                                            827           566         1,603         1,020
   Other borrowings                                                  --             2            --             7
                                                               --------      --------      --------      --------
      Total interest expense                                        827           568         1,603         1,027
                                                               --------      --------      --------      --------
      Net interest income                                           775           580         1,476         1,082
PROVISION FOR LOAN LOSSES                                            41            79            74           205
                                                               --------      --------      --------      --------
      Net interest income after provision for loan losses           734           501         1,402           877
                                                               --------      --------      --------      --------

OTHER INCOME:
   Service charges on deposit accounts                               12            24            23            43
   Other service charges, commissions and fees                       32            17            60            21
                                                               --------      --------      --------      --------
      Total other income                                             44            41            83            64
                                                               --------      --------      --------      --------

OTHER EXPENSES:
   Salaries and employee benefits                                   315           248           609           475
   Occupancy expense                                                 45            36            86            63
   Other operating expenses                                         199           179           361           290
                                                               --------      --------      --------      --------
      Total other expenses                                          559           463         1,056           828
                                                               --------      --------      --------      --------
      Income before income taxes                                    219            79           429           113
INCOME TAXES                                                         89            31           174            46
TAX-EXEMPT SECURITIES ADJUSTMENT                                      7            --             9            --
                                                               --------      --------      --------      --------
      Net income                                                    137            48           264            67
                                                               ==================================================


Earnings per share                                                 0.17          0.06          0.33          0.08
                                                               ========      ========      ========      ========

Weighted average shares outstanding                             800,000       800,000       800,000       800,000
                                                               ========      ========      ========      ========

                        PCB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)





                                                                         (In Thousands)
                                                                   -----------------------
                                                                       Six Months Ended
                                                                       1998       1997
                                                                   ------------ ----------
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
     Net Income                                                    $    264       $     67
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and Amortization                                   112             58
        Provision for loan losses                                        74            205
        Increase in accrued income receivable                           (63)           (64)
        Other, net                                                      (86)           140
                                                                   --------       --------
          Net cash provided(used) by operating activities               301            406
                                                                   --------       --------

Cash flows from investing activities:
     Increase in federal funds sold                                  (1,339)           584
     Purchases of held to maturity securities                         2,180          1,983
     Purchases of securities available-for-sale                      (4,166)          (799)
     Net increase in loans                                           (5,447)       (16,381)
     Purchases of premises and equipment                               (917)          (852)
     Purchases of Federal Home Loan Bank stock                         (164)
                                                                   --------       --------
          Net cash used by investing activities                      (9,853)       (15,465)
                                                                   --------       --------

Cash flows from financing activities:
     Increase in deposits                                            10,760         16,079
                                                                   --------       --------
          Net cash provided by financing activities                  10,760         16,079
                                                                   --------       --------

          Net increase in cash                                        1,208          1,020

Cash and due from banks at beginning of period                        2,151          1,167
                                                                   --------       --------

Cash and due from banks at end of period                           $  3,359       $  2,187
                                                                   ========       ========


Cash payments for interest                                         $  1,283       $    539
                                                                   ========       ========
Cash payments for income taxes                                     $      -       $      -
                                                                   ========       ========

                        PCB BANCORP, INC. AND SUBSIDIARY

             Notes and Consolidated Financial Statements (Unaudited)





NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the second quarter of 1998. Total assets have grown $3,196 million or 4.2% since March 31, 1998 and $10,891 million or 15.8% since December 31, 1997. Growth in total assets was funded by an increase in deposits of $2,929 million or 4.3% since March 31, 1998 and $10,760 million or 17.8% since December 31, 1997. This growth and anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Loans have increased $3,753 million or 6.3% since March 31, 1998 and $5,447 or 9.4% since December 31, 1997. Investment securities have increased $2,089 million or 48.9% since March 31, 1998 and $2,119 or 50.0% since December 31, 1997.

NONPERFORMING ASSETS AND RISK ELEMENTS. The Bank did not have any nonperforming assets at June 30, 1998. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1998, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principle and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has no restructured loans or other real estate at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.3 million and federal funds sold of $3.5 million as of June 30, 1998. In addition, loans and investing securities repricing or maturing in one year or less exceed $28.5 million at June 30, 1998. The Bank has approximately $5.0 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $560,000 at June 30, 1998. In order to collateralize public unit deposits as required by the State of Tennessee Collateral Pool Board, the Bank has an advance of $350,000 on a $2 million line of credit with the Federal Home Loan Bank of Cincinnati at June 30, 1998. The Bank has established a federal fund line of credit with a correspondent bank totaling $2 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the company's liquidity, capital resources, or results of operations.

Total equity capital at June 30, 1998 is $8.1 million or 10.1 % or total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of June 30, 1998 for all regulatory agencies. The Bank's capital ratios as of June 30, 1998, are as follows:

               Tier 1 capital                     10.0 %

               Tier 2 capital                      1.0 %

               Total risk-based capital           11.0 %



RESULTS OF OPERATIONS

The Company had net income of $137,000 in the second quarter 1998 compared to net income $48,000 in the second quarter of 1997. Net interest income was up $195,000 or 33.6% over the second quarter of 1998 compared to 1997.

Interest income and interest expense both increased from 1997 to 1998 because of the increase in earning assets and deposits from June 30, 1997 to June 30, 1998. The growth in non-interest income for the second quarter of 1998 reflects the increase in deposits during 1997 and 1998.

The provision for loan losses was $41,000 in the second quarter of 1998 compared to $79,000 in the second quarter of 1997. The allowance for loan losses of $796,000 at June 30, 1998 (approximately 1.25% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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

                  None


Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  a)   27 Financial Data Schedule (for SEC use only.)
                  b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        PCB BANCORP, INC.
                                              ----------------------------------
                                                          (Registrant)




       8/5/98                                 /s/  Phillip R. Carriger
-----------------------                       ----------------------------------
       (Date)                                 Phillip R. Carriger, Chairman and
                                              Chief Executive Officer
                                              (Principle Executive Officer)





       8/5/98                                 /s/ Larry E. Parks
-----------------------                       ----------------------------------
       (Date)                                 Larry E. Parks, Vice President
                                              (Principle Accounting Officer)