Form 10QSB
period 1998-09-30
PCB BANCORP INC
filed 1998-11-13
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Tennessee                              62-1641671
----------------------------------------------      ----------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer
                                                    Identification Number)


300 Sunset Dr : Johnson City, Tennessee                     37604
---------------------------------------              --------------------
(Address of Principal Executive Office)                   (Zip Code)


                                 (423) 915-2222
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:
                                      None
                                  -------------

Indicate by the check mark whether the Issuer: (1) has filed all reports required by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                  -----         ----

                                     800,000
                                  -------------
   (Outstanding shares of the issuer's common stock as of September 30, 1998)

                Transitional Small Business Disclosure Format

                           Yes            No    X
                                -----         -----

                                PCB BANCORP, INC.

                                      INDEX

Number                                                                            Page
------                                                                           -------

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
             September 30, 1998 (Unaudited) and December 31, 1997                   3

          Consolidated Statements of Income
             Three Months and Nine Months Ended September 30, 1998
              and 1997 (Unaudited)                                                  4

          Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1998 and 1997 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)                    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                             7 - 8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                         9

Item 2.   Changes in Securities                                                     9

Item 3.   Default Upon Senior Securities                                            9

Item 4.   Submission of Matters to a Vote of Security Holders                       9

Item 5.   Other Information                                                         9

Item 6.   Exhibits and Reports on Form 8-k                                          9

                                 PART I. FINANCIAL INFORMATION



Item 1. Financial Statements
--------------------------------------------------------------------------------

                        PCB BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                       (In Thousands)
                                                                 ----------------------------
                                                                 September 30,   December 31,
ASSETS                                                               1998             1997
---------------------------------------------------------------------------------------------
Cash and due from Banks                                                3,005         $  2,151
Federal funds sold                                                     6,278            2,123
Securities held to maturity                                              500            2,717
Securities available-for-sale, at fair value                           7,955            1,443
Other Investments                                                        266               81
Loans                                                                 64,002           58,208
Allowance for loan losses                                               (800)            (728)
                                                                    --------         --------
 Loans, net                                                           63,202           57,480
                                                                    --------         --------
Premises and equipment                                                 3,270            2,299
Accrued income receivable                                                429              369
Deferred income taxes, net                                                --              108
Other assets                                                             133              104
                                                                    --------         --------

                                                                    $ 85,038         $ 68,875
                                                                    ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
---------------------------------------------------------------------------------------------
Liabilities:
 Deposits:
  Non-interest bearing                                              $  8,763         $  7,326
  Interest bearing                                                    67,325           53,197
                                                                    --------         --------
    Total deposits                                                    76,088           60,523
Accrued interest payable                                                 449              495
Other Liabilities                                                        235               55
                                                                    --------         --------
    Total Liabilities                                                 76,772           61,073
                                                                    --------         --------
Shareholder's equity:
 Preferred stock, no par value, 1,000,000 shares authorized;
  none issued                                                              0                0
 Common stock, $1 par value, 3,000,000 shares authorized;
  800,000 shares issued and outstanding                                  800              800
Additional paid-in capital                                             7,200            7,200
Retained Earnings                                                        218             (202)
Unrealized Holding Gain/Loss-Equity                                       48                4
                                                                    --------         --------
    Total shareholder's equity                                         8,266            7,802
                                                                    --------         --------

                                                                    $ 85,038         $ 68,875
                                                                    ========         ========

                        PCB BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                                  (Unauditied)

                                                                 (In Thousands)               (In Thousands)
                                                             ----------------------      ----------------------
                                                               Three Months Ended          Nine Months Ended
                                                               1998          1997          1998          1997
                                                             --------      --------      --------      --------
INTEREST INCOME:
 Loans, including fees                                       $  1,499      $  1,160      $  4,328      $  3,048
 Securities:
  Taxable                                                          70            68           180           261
  Tax exempt                                                       33             1            57             1
 Federal funds sold                                                84            30           202            58
                                                             --------      --------      --------      --------
    Total interest income                                       1,686         1,259         4,767         3,368
                                                             --------      --------      --------      --------

INTEREST EXPENSE:
 Deposits                                                         889           627         2,493         1,647
 Other borrowings                                                  --            --            --             7
                                                             --------      --------      --------      --------
    Total interest expense                                        889           627         2,493         1,654
                                                             --------      --------      --------      --------
    Net interest income                                           797           632         2,274         1,714
PROVISION FOR LOAN LOSSES                                          11            54            85           259
                                                             --------      --------      --------      --------
    Net interest income after provision for loan losses           786           578         2,189         1,455
                                                             --------      --------      --------      --------

OTHER INCOME:
 Service charges on deposit accounts                               41            29           111            73
 Other service charges, commissions and fees                        5             8            17            28
                                                             --------      --------      --------      --------
    Total other income                                             46            37           128           101
                                                             --------      --------      --------      --------

OTHER EXPENSES:
 Salaries and employee benefits                                   320           261           929           735
 Occupancy expense                                                 53            31           140            94
 Other operating expenses                                         221           166           582           457
                                                             --------      --------      --------      --------
    Total other expenses                                          594           458         1,651         1,286
                                                             --------      --------      --------      --------
    Income before income taxes                                    238           157           666           270
INCOME TAXES                                                       95            63           270           109
TAX-EXEMPT SECURITIES ADJUSTMENT                                   13                          23
                                                             --------      --------      --------      --------

    Net income                                                    156            94           419           161
                                                             ========      ========      ========      ========

Earnings per share                                               0.20          0.12          0.52          0.20
                                                             ========      ========      ========      ========

Weighted average shares outstanding                           800,000       800,000       800,000       800,000
                                                             ========      ========      ========      ========

                        PCB BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                    (In Thousands)
                                                               ------------------------
                                                                   Nine Months Ended
                                                                  1998           1997
                                                               ---------       --------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
  Net Income                                                    $    419       $    161
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and Amortization                                    172             95
    Provision for loan losses                                         85            259
    Increase in accrued income receivable                            (70)           (86)
    Other, net                                                       192            404
                                                                --------       --------
     Net cash provided (used) by operating activities                798            833
                                                                --------       --------

Cash flows from investing activities:
  Increase in federal funds sold                                  (4,155)         2,067
  Purchases of held to maturity securities                         2,180          1,978
  Purchases of securities available-for-sale                      (6,444)        (1,192)
  Net increase in loans                                           (5,794)       (20,688)
  Purchases of premises and equipment                             (1,112)          (981)
  Purchases of Federal Home Loan Bank stock                         (185)
                                                                --------       --------
    Net cash used by investing activities                        (15,510)       (18,816)
                                                                --------       --------
Cash flows from financing activities:
  Increase in deposits                                            15,566         18,456
                                                                --------       --------
    Net cash provided by financing activities                     15,566         18,456
                                                                --------       --------

    Net increase in cash                                             854            473

Cash and due from banks at beginning of period                     2,151          1,167
                                                                --------       --------
Cash and due from banks at end of period                        $  3,005       $  1,640
                                                                ========       ========


Cash payments for interest                                      $  2,539       $  1,267
                                                                ========       ========
Cash payments for income taxes                                  $     --       $     --
                                                                ========       ========

                        PCB BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)



NOTE 1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the third quarter of 1998. Total assets have grown $5.3 million since June 30, 1998, and $16.2 million or 23.5% since December 31, 1997. Growth in total assets was funded by an increase in deposits of $4.8 million or 6.7% since June 30, 1998 and $15.6 million or 25.7% since December 31, 1997. This growth and anticipated future growth will allow the Bank to satisfy its cash requirements.

Loans have increased $347 thousand or .55% since June 30, 1998 and $5.8 million or 9.95% since December 31, 1998. Investment securities have increased $2.3 million or 38.3% since June 30, 1998 and $4.3 million or 103.2% since December 31, 1998.

NONPERFORMING ASSETS AND RISK ELEMENTS. The Bank had nonperforming assets of $122,000 at September 30, 1998. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1998, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has no restructured loans or other real estate at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.0 million and federal funds sold of $6.28 million as of September 30, 1998. In addition, loans and investing securities repricing or maturing in one year or less exceed $26.8 million at September 30, 1998. The Bank has approximately $5.9 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily stand-by letters of credit, are approximately $360,000 at September 30, 1998. In order to collateralize public unit deposits as required by the State of Tennessee Collateral Pool Board, the Bank has an advance of $1.35 million on a $2 million line of credit with the Federal Home Loan Bank of Cincinnati at September 30, 1998. The Bank has established a federal fund line of credit with a correspondent bank totaling $2 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the company's liquidity, capital resources, or results of operations.

Total equity capital at September 30, 1998 is $8.27 million or 9.72% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of September 30, 1998 for all regulatory agencies. The Bank's capital ratios as of September 30, 1998, are as follows:


                       Tier 1 capital:             9.59%

                       Tier 2 capital:              .94%

                       Total risk-based capital:  10.53%



RESULTS OF OPERATIONS

The company had net income of $156,000 in the third quarter of 1998 compared to net income of $94,000 in the second quarter of 1997. Net interest income was up $165,000 or 26.1% over the third quarter of 1998 compared to 1997.

Interest income and interest expense both increased from 1997 to 1998 because of the increase in earning assets and deposits from September 30, 1997 to September 30, 1998. The growth in non-interest income for the third quarter of 1998 reflects the increase in deposits during 1997 and 1998.

The provision for loan losses was $11,000 in the third quarter of 1998 compared to $54,000 in the third quarter of 1997. The allowance for loan losses of $800,000 at September 30, 1998 (approximately 1.25% of total loans) is considered adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                           PART II. OTHER INFORMATION



          Item 1.  Legal Proceedings
                   -----------------

                   None


          Item 2.  Changes in Securities
                   ---------------------

                   None


          Item 3.  Default Upon Senior Securities
                   ------------------------------

                   None


          Item 4.  Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

                   None


          Item 5.  Other Information
                   -----------------

                   None


          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   a)   27 Financial Data Schedule (for SEC use only)
                   b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PCB BANCORP, INC.
                                    ----------------------------------------
                                                 (Registrant)



     11/6/98                                 Phillip R. Carriger
--------------------                ----------------------------------------
     (Date)                         Phillip R. Carriger, Chairman and
                                    Chief Executive Officer
                                    (Principle Executive Officer)





     11/6/98                                 Larry E. Parks
--------------------                ----------------------------------------
     (Date)                         Larry E. Parks, Vice President
                                    (Principal Accounting Officer)