Form 10QSB/A
period 1998-09-30
PCB BANCORP INC
filed 1999-03-05
CIK 1016467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1998

                          Commission File No. 33-4984

                               PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Tennessee                                                             62-1641671
--------------------------------------------------                     -----------------------------------------------
   (State or other jurisdiction of incorporation)                           (I.R.S. Employer Identification Number)


     300 Sunset Dr : Johnson City, Tennessee                                             37604
--------------------------------------------------                     -----------------------------------------------
     (Address of Principal Executive Office)                                           (Zip Code)


                                 (423) 915-2222
            -------------------------------------------------------
                (Issuer's Telephone Number Including Area Code)


      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:
                                      None
                                ----------------

Indicate by the check mark whether the Issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X               No
                           -----               -----


                                    800,000
                                ----------------
   (Outstanding shares of the issuer's common stock as of September 30, 1998)

                 Transitional Small Business Disclosure Format

                       Yes                   No  X
                           -----               -----

                               PCB BANCORP, INC.

                                     INDEX


Number                                                                                                   Page
--------------                                                                                        -----------

PART 1.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets
                          September 30, 1998 (Unaudited) and December 31, 1997                             3

                     Consolidated Statements of Income
                          Three Months and Nine Months Ended September 30, 1998
                            and 1997 (Unaudited)                                                           4

                     Consolidated Statements of Cash Flows
                          Nine Months Ended September 30, 1998 and 1997 (Unaudited)

                     Notes to Consolidated Financial Statements (Unaudited)                                6

Item 2.              Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                         7 - 8

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                                     9

Item 2.              Changes in Securities                                                                 9

Item 3.              Default Upon Senior Securities                                                        9

Item 4.              Submission of Matters to a Vote of Security Holders                                   9

Item 5.              Other Information                                                                     9

Item 6.              Exhibits and Reports on Form 8-k                                                      9

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                        PCB BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                     (In Thousands)
                                                                           ------------------------------------
                                                                           September 30,            December 31,
ASSETS                                                                         1998                     1997
---------------------------------------------------------------------------------------------------------------
Cash and due from Banks                                                    $       3,005            $     2,151
Federal funds sold                                                                 6,278                  2,123
Securities held to maturity                                                          500                  2,717
Securities available-for-sale, at fair value                                       7,955                  1,443
Other Investments                                                                    266                     81
Loans                                                                             64,002                 58,208
Allowance for loan losses                                                           (800)                  (728)
                                                                           -------------            -----------
   Loans, net                                                                     63,202                 57,480
                                                                           -------------            -----------
Premises and equipment                                                             3,270                  2,299
Accrued income receivable                                                            429                    369
Deferred income taxes, net                                                            --                    108
Other assets                                                                         133                    104
                                                                           -------------            -----------

                                                                           $      85,038            $    68,875
                                                                           ====================================


LIABILITIES AND STOCKHOLDER'S EQUITY
---------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                                 $       8,763            $     7,326
      Interest bearing                                                            67,325                 53,197
                                                                           -------------            -----------
         Total deposits                                                           76,088                 60,523
Accrued interest payable                                                             449                    495
Other Liabilities                                                                    235                     55
                                                                           -------------            -----------
         Total Liabilities                                                        76,772                 61,073
                                                                           -------------            -----------

Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                                       0                      0
   Common stock, $1 par value, 3,000,000 shares authorized;
     800,000 shares issued and outstanding                                           800                    800
   Additional paid-in capital                                                      7,200                  7,200
   Retained Earnings                                                                 218                   (202)
   Unrealized Holding Gain/Loss-Equity                                                48                      4
                                                                           -------------            -----------
         Total shareholder's equity                                                8,266                  7,802
                                                                           -------------            -----------

                                                                           $      85,038            $    68,875
                                                                           =============            ===========

                        PCB BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Income
                                  (Unaudited)



                                                                          (In Thousands)                 (In Thousands)
                                                                    ---------------------------     ---------------------------
                                                                        Three Months Ended              Nine Months Ended
                                                                        1998           1997             1998           1997
                                                                    ------------    -----------     ------------    -----------
INTEREST INCOME:
   Loans, including fees                                            $      1,499    $     1,160     $      4,328    $     3,048
   Securities:
      Taxable                                                                 70             68              180            261
      Tax exempt                                                              33              1               57              1
   Federal funds sold                                                         84             30              202             58
                                                                    ------------    -----------     ------------    -----------
         Total interest income                                             1,686          1,259            4,767          3,368
                                                                    ------------    -----------     ------------    -----------

INTEREST EXPENSE:
   Deposits                                                                  889            627            2,493          1,647
   Other borrowings                                                            -              -                -              7
                                                                    ------------    -----------     ------------    -----------
         Total interest expense                                              889            627            2,493          1,654
                                                                    ------------    -----------     ------------    -----------
         Net interest income                                                 797            632            2,274          1,714
PROVISION FOR LOAN LOSSES                                                     11             54               85            259
                                                                    ------------    -----------     ------------    -----------
         Net interest income after provision for loan losses                 786            578            2,189          1,455
                                                                    ------------    -----------     ------------    -----------

OTHER INCOME:
   Service charges on deposit accounts                                        41             29              111             73
   Other service charges, commissions and fees                                 5              8               17             28
                                                                    ------------    -----------     ------------    -----------
         Total other income                                                   46             37              128            101
                                                                    ------------    -----------     ------------    -----------

OTHER EXPENSES:
   Salaries and employee benefits                                            320            261              929            735
   Occupancy expense                                                          53             31              140             94
   Other operating expenses                                                  221            166              582            457
                                                                    ------------    -----------     ------------    -----------
          Total other expenses                                               594            458            1,651          1,286
                                                                    ------------    -----------     ------------    -----------
          Income before income taxes                                         238            157              666            270
INCOME TAXES                                                                  95             63              270            109
TAX-EXEMPT SECURITIES ADJUSTMENT                                              13                              23
                                                                    ------------    -----------     ------------    -----------

          Net income                                                         156             94              419            161
                                                                    ===========================================================


Earnings per share                                                          0.20           0.12             0.52           0.20
                                                                    ============    ===========     ============    ===========

Weighted average shares outstanding                                      800,000        800,000          800,000        800,000
                                                                    ============    ===========     ============    ===========

                        PCB BANCORP, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                          (In Thousands)
                                                                               -----------------------------------
                                                                                         Nine Months Ended
                                                                                   1998                    1997
                                                                               ----------               ----------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
     Net Income                                                                $      419               $      161
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and Amortization                                                 172                       95
        Provision for loan losses                                                      85                      259
        Increase in accrued income receivable                                         (70)                     (86)
        Other, net                                                                    192                      404
                                                                               ----------               ----------
          Net cash provided (used) by operating activities                            798                      833
                                                                               ----------               ----------

Cash flows from investing activities:
     Increase in federal funds sold                                                (4,155)                   2,067
     Purchases of held to maturity securities                                       2,180                    1,978
     Purchases of securities available-for-sale                                    (6,444)                  (1,192)
     Net increase in loans                                                         (5,794)                 (20,688)
     Purchases of premises and equipment                                           (1,112)                    (981)
     Purchases of Federal Home Loan Bank stock                                       (185)
                                                                               ----------               ----------
          Net cash used by investing activities                                   (15,510)                 (18,816)
                                                                               ----------               ----------

Cash flows from financing activities:
     Increase in deposits                                                          15,566                   18,456
                                                                               ----------               ----------
          Net cash provided by financing activities                                15,566                   18,456
                                                                               ----------               ----------

          Net increase in cash                                                        854                      473

Cash and due from banks at beginning of period                                      2,151                    1,167
                                                                               ----------               ----------

Cash and due from banks at end of period                                       $    3,005               $    1,640
                                                                               ==========               ==========


Cash payments for interest                                                     $    2,539               $    1,267
                                                                               ==========               ==========
Cash payments for income taxes                                                 $        -               $        -
                                                                               ==========               ==========

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

YEAR 2000 REPORT

People's Community Bank, like all other banks and financial institutions, is currently in the process of addressing the Year 2000. The issue arises from the fact that many existing computer programs use only a two-digit field to identify the year. These programs were designed without considering the impact once the calendar year rolls over to "00". If not corrected computer applications could fail or create inaccurate results by or at the Year 2000. Because we rely on computer systems, we are placing great emphasis on accessing our Year 2000 risk, correcting any Year 2000 problems, and providing ample time to adequately test our systems for Year 2000 readiness. The main phases involved in the Year 2000 project are assessment, renovation, validation, and implementation. A comprehensive review to assess the systems affected by this issue has been completed, estimated cost projections have been determined and an implementation plan has been compiled. Our Management and Board of Directors are involved in our business strategy. We're working with our regulators to ensure that we take into consideration all pertinent guidance on Year 2000 issues and stay within the timelines established for dealing with Year 2000 issues. We're also working with outside vendors to verify that their systems will be ready. People's Community Bank must not only evaluate and test its own Year 2000 readiness, it must also coordinate with other entities with which it routinely interacts such as suppliers, creditors, borrowers, customers, and other financial service organizations. Regulations require People's Community Bank to accomplish specific Year 2000 actions by specific dates.

People's Community Bank has initiated an implementation plan providing for Year 2000 readiness by the end of 1998. Management believes the plan is on target with the goals established by its regulators. We have completed the awareness and assessment phases and have substantially completed the remediation phase of the plan. People's data processing software has been updated to ensure Year 2000 compliance. The Bank has substantially completed the testing phase of our implementation plan, with completion scheduled for year-end 1998. A contingency plan for Year 2000 is in the development process to address mission critical systems. Our contingency plans will be adapted to include such items as utilization of our back-up data processing site, business resumption plans, identifying alternative sources of liquidity, and evaluating alternative manual processes. The adaptation and testing of these contingency plans should be finalized early in 1999.

People's Community Bank has determined that the Year 2000 issue may be critical to its operations; however, Management does not believe customer readiness is or will be material to its overall performance. Management also believes that the total costs of becoming Year 2000 compliant will not be significant. Through 1997, expenditures for Year 2000 were immaterial, and as of this date, Year 2000 related expenditures for 1998 are projected to be approximately $10,000.00.

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

                  None


Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  a)  None
                  b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PCB BANCORP, INC.
                            ---------------------------------------------------
                                              (Registrant)




      3/3/99                           /s/ Phillip R. Carriger
----------------------      ---------------------------------------------------
      (Date)                Phillip R. Carriger, Chairman and Chief Executive
                            Officer
                            (Principle Executive Officer)




      3/3/99                           /s/ Larry E. Parks
----------------------      ---------------------------------------------------
      (Date)                Larry E. Parks, Vice President
                            (Principal Accounting Officer)