Form 10KSB40
period 1998-12-31
PCB BANCORP INC
filed 1999-03-29
CIK 1016467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 1998

                          Commission File No. 333-4984

                               PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

               Tennessee                                     62-1641671
(State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                      Identification Number)

 300 Sunset Dr : Johnson City, Tennessee                        37604
  (Address of Principal Executive Office)                     (Zip Code)

                                 (423) 915-2236
                (Issuer's Telephone Number Including Area Code)


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

                      Yes   X                No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

                      Yes   X                No

      State issuer's revenues for its most recent fiscal year:
                                  $ 6,674,227

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference the price at which the stock was sold as of February 9, 1999, is $16,898,050 for 675,922 shares, at an estimated $25.00 per share.

                                    800,000
    (Outstanding shares of the issuer's common stock as of February 9, 1999)

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

         PCB Bancorp, Inc. (the "Company" or "PCB") is a registered bank holding company which was incorporated under Tennessee law in May 1996. The Company's activities are conducted through its wholly-owned subsidiary, People's Community Bank (the "Bank"), a Tennessee state bank which began business in December 1995. The Bank was acquired by the Company in a tax-free share exchange in October of 1996, and after three years of operations, on December 31, 1998, the Bank had grown to total assets of more than $91,560,000.

         The Bank's primary trade area is Johnson City, Tennessee, which had a population of 50,000 according to the 1990 Census. Current population is estimated to be 54,000.

         At the present time, the Bank operates a full service banking business through it main office and branch locations in Johnson City. The Bank provides such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. It also finances commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers. The Bank is not authorized to provide trust services.

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

         The Bank has approximately 34 full-time employees (excluding maintenance employees) as of December 31, 1998. Although the Bank has been in existence only 36 months, the Bank believes that its staff possess a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty years.

Competition

         Competition for consumer demand and savings deposits is quite intense in Washington County. Such competition is heightened by the fact that Tennessee law now permits any bank or savings institution located in Tennessee to branch in any county in Tennessee. The Bank currently competes in the Washington County area with ten commercial banks and two savings institutions. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, and institutions which have expanded into the quasi-financial market, including some institutions that are much larger than the Bank. Many of the institutions with which the Bank competes have been located in Washington County for many years and have much greater resources and deposit strength, as well as offering services such as securities investing and trust services which the Bank does not provide to its customers.

Loans

         Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank's current policy is to make loans primarily to borrowers who maintain depository relationships with the Bank or reside or work in the Bank's market areas. Real estate loans usually are made only when such loans are secured by real property located in Washington County. In addition, the Bank purchases finance contracts for motor vehicles.

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

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The Bank grades its loans with respect to quality and risk and requires each loan officer to assign a grade when a loan is booked and to review loan grades annually. The Bank contracts with an experienced loan review officer, who does not have loan origination responsibilities and who conducts periodic reviews of all borrowers with aggregate indebtedness in excess of $50,000. During 1998 approximately 58% of the dollar amount of the Bank's loan portfolio was reviewed by loan review. All the new loans are reviewed within three months of origin. The Bank's loan review officer advises as to the quality, structure and renewability of the loans and assigns each loan grade. Past due loans and technical exceptions are reviewed at least weekly by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Loan Committee.

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

Personnel

         At December 31, 1998, the Company had approximately 34 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

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

PCB Bancorp, Inc.

         The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file annual reports with, and is subject to examination by the Federal Reserve Board.

People's Community Bank.

         The Bank is incorporated under the banking laws of the State of Tennessee, and as such, is subject to the provisions of the Tennessee Banking Act and the supervision of and the regular examination by the Tennessee Department of Financial Institutions (the "Department"). The Bank is a member of the FDIC and, therefore, also is subject to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1998, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 12.1% and 13.3%, respectively. At December 31, 1997, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 13.4% and 14.7%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 1998 was 9.3% and at December 31, 1997 was 11.8%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions cam be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1998 were approximately $296,573. This amount will be increased by the Bank's net earnings and decreased by any losses. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In 1998, the Bank paid a dividend of $12,000 to the Company to pay operating expenses incurred.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In December 1998, the Company's Board of Directors approved the declaration of a dividend of $0.05 per share of common stock to be paid in January 1999 to shareholders of record as of December 31, 1998.

         The Company's Support of the Bank. Under the Federal Reserve Board policy, the Company is expected to act as a source of financial strength and to commit resources to the Bank. Such support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it.

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

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right or payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank must be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well-capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. The Bank is considered a "well-capitalized" institution under these definitions.

All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels to be considered adequately capitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") is: (I) subject to increased monitoring by the appropriate federal banking regulator,
(II) required to submit an acceptable capital restoration plan within 45 days,
(III) subject to asset growth limits, and (IV) required to obtain prior regulatory approval for acquisitions, branching, and new lines of business. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Pursuant to the guarantee, the institution's holding company would be liable up to the lesser of 5% of the institutions total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. If the controlling bank holding company fails to fulfill its obligations under the Federal Bankruptcy Code, the appropriate federal banking regulator could have a claim as a general creditor of the bank holding company, and, if the guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, the claim would be entitled to priority in such bankruptcy proceeding over third-party creditors and shareholders of the bank holding company.

         The bank regulatory agencies have discretionary authority to reclassify well-capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency determines after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any restoration plan, may be subject to regulatory demands for recapitalization, broader applications of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible placement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator (the "Critical capital level") , which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 1998, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee, which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

         The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquiror is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

         The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board is authorized to approve ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Certain activities have been found to be closely related to banking by Federal Reserve Board regulations, including operating a trust company, a mortgage company, finance company or factoring company, performing data processing operations, providing investment advice, and engaging in certain kinds of credit-related insurance activities.

         FDIC Insurance Assessments; DIFA. The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well-capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $.526 per $100 of thrift deposits they held at March 31, 1995. This assessment did not apply to the Company. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks will be assessed to pay the interest due on FICO bonds starting on January 1, 1997. The Company expects the cost to the Company to be immaterial.

         Under the FDICIA, insurance of deposits may be terminated by the FDIC upon finding that the institution has engaged in unsafe and unsound practices, is in unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

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

         Certain Transactions by the Company with its Affiliates. There also are various legal restrictions on the extent to which the Company and any nonbank subsidiary can borrow or otherwise obtain credit from its bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with its nonbank or nonsavings bank affiliates to the following amounts: (I) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank; and (II) in the case of all affiliates, the aggregate amount of the covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the Bank. "Covered Transactions" are defined by statute to include a loan or extension of credit, as well as purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as a collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Recent Banking Legislation.

         In addition to the matters discussed above, FDICIA made other extensive changes to the federal banking laws.

         Standards for safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (I) internal controls, information systems and audit systems; (II) loan documentation; (III) credit underwriting; (IV) interest rate risk exposure; (V) asset growth; and (VI) compensation, fees and benefits. The compensation standards must prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits that could lead to material financial loss, but (subject to certain exceptions) may not prescribe specific compensation levels or ranges for directors, officers or employees. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (I) maximum classified assets to capital ratios; (II) minimum earnings sufficient to absorb losses without impairing capital; and (III) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.


         Brokered Deposits. FDICIA amends the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers will be required to register with the FDIC.

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

         Miscellaneous. FDICIA extends the deadline for the mandatory use of state-certified and state-licensed appraisers and authorizes acquisitions of banks by savings associations on the same terms as savings associations may be acquired by banks. With certain exceptions, state-chartered banks are limited to the activities of national banks. Within nine months of the date of enactment of FDICIA, the federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

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

         Interest Rate Limitations. The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee's general usury. Certain other usury laws affect limited classes of loans, but the law referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of base prime rate plus 4% per annum and also allows certain loan charges, generally on a more liberal basis that does the general usury law.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's main office is currently located at 300 Sunset Drive in Johnson City, Tennessee in a two-story brick building owned by the Company. The Company also operates two branch locations. One branch is located on 202 East Main Street in Johnson City in a two-story brick building leased by the Company. A second branch location is located at 2681 Boones Creek Road in Johnson City, Tennessee in a custom-built, commercial-grade mobile unit.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time the bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of any litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal ending December 31, 1998.


PART  II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and seller's, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 1998 and 1997:



    1998                                                           High                    Low
                                                                 --------                --------
         First Quarter...............................            $  16.00                $  16.00
         Second Quarter..............................            $  18.00                $  16.00
         Third Quarter...............................            $  18.00                $  18.00
         Fourth Quarter..............................            $  22.00                $  20.00


    1997                                                           High                    Low
                                                                 --------                --------
         First Quarter...............................            $  13.25                $  12.00
         Second Quarter..............................            $  13.25                $  12.00
         Third Quarter...............................            $  16.00                $  16.00
         Fourth Quarter..............................            $  16.00                $  16.00


The most recent trade of the Company's common stock known to the Company occurred on February 9, 1999 at a price of $25.00 per share (no stock has been offered since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 16, 1999, there were approximately 385 holders of record of the Company's common stock. The Company had declared a cash dividend of $.05 per common stock share to shareholders of record as of December 31, 1998.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Bank represents virtually all of the assets of the Company. The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest -earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings.

Financial Condition

The Bank, which was opened in December 1995, has experienced substantial growth during 1997 and 1998. Total assets have grown $26.5 million or more than 62% from December 1996 to December 1997 and an additional 33% since December 1997. The growth in total assets has been funded by increases in deposits of $25.9 million from December 1996 to December 1997 and $21.9 million from December 1997 to December 1998. Loans have increased $27.3 million during 1997 and an additional $8.8 million in 1998 and investment securities have decreased $1.5 million in 1997 and have increased $8.5 million in 1998. This growth and the anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Nonperforming Assets and Risk Elements

The Bank discontinues the accrual of interest on loans which become ninety days past due. The Bank had loans totaling $31 thousand which were ninety days past due as of December 31, 1997 and had loans totaling $144 thousand which were past due at December 31, 1998. The Bank also had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Liquidity and Capital

Liquidity is adequate with cash and due form banks of $2.2 million and $2.1 million at December 31, 1997 and 1998, respectively, and federal funds sold of $2.1 million and $6.6 million at December 31, 1997 and 1998, respectively. In addition, investment securities repricing in one year or less were approximately $2.8 million at December 31, 1997 and $65 thousand at December 31, 1998. Loans maturing in one year or less exceed $27.2 million at December 31, 1997 and exceed $28.1 million at December 31, 1998. There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity decreasing in a material way. Total equity capital at December 31, 1997 was $7.8 million or 11.3% of total assets and at December 31, 1998 is $8.4 million or 9.2% of total assets, which represents a strong capital position.

Results of Operations

In only its second year of operations, the Company had net income of $239,112 for the year ended December 31, 1997. For the year ended December 31, 1998, the Company had net income of $552,556. The improvement resulted largely from growth in earning assets generated by an increased customer base. The Company anticipates, with the continued growth it is experiencing, an increased net profit for the 1999 year.

Interest income and interest expense both increased dramatically because of the increase in earning assets and deposits from December 31, 1997 to December 31, 1998. The growth in noninterest income reflects the increase in loans and deposits.

The provision for loan losses has increased due to the increase in loans. The allowance of $727,598 and $825,649 at December 31, 1997 and 1998, respectively (approximately 1.25% or loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses periodically and makes provisions for loan losses based on this evaluation. There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net revenues from continuing operations, other than the Bank's anticipated growth in the number of customers.

Distribution of Assets, Liabilities, and Stockholder's Equity


Amounts shown are in thousands.


            Average                                                                                            Average
         Balance Sheet                                                                                      Balance Sheet
              1997                                                                                               1998
         -------------                                                                                      -------------
                            ASSETS

            $     2,799     Cash and Due from Banks                                                           $      7,946
                     89     Federal Funds Sold                                                                         374
                  5,568     Investment Securities                                                                    6,292
                     26     Federal Home Bank Stock                                                                    205
                 45,313     Loans Receivable, net of Allowance for Loan Losses                                      61,977
                    305     Accrued Interest Receivable                                                                415
                  2,088     Property and Equipment, Net of Accumulated Depreciation                                  3,054
                     64     Organization Costs, Net of Accumulated Amortization                                         29
                     27     Prepaid Expenses                                                                            59
                    219     Deferred Tax Asset                                                                          63
                      1     Other Assets                                                                                 8
           ------------                                                                                       ------------
           $     56,499        Total Assets                                                                   $     80,422
           ============                                                                                       ============


                            Liabilities and Shareholder's Equity

                            Liabilities:
                            Deposits:
           $     19,078     Demand and Savings                                                                $     31,713
                 29,083     Time Deposits                                                                           39,991
                    239     Federal Funds Purchased
                    338     Accrued Interest Payable                                                                   457
                     76     Accounts Payable and Other Liabilities                                                     140
           ------------                                                                                       ------------
           $     48,814        Total Liabilities                                                              $     72,301
           ------------                                                                                       ------------

                            Shareholder's Equity:

           $        800     Common Stock                                                                      $        800
                  7,200     Surplus Capital                                                                           7200
                   (315)    Undivided Profit (Loss)                                                                    104
                            Unrealized Holding G/L-Equity                                                               17
           ------------                                                                                       ------------
           $      7,685         Total Shareholder's Equity                                                    $      8,121
           ------------                                                                                       ------------

           ------------                                                                                       ============
           $     56,499        Total Liabilities and Shareholder's Equity                                     $     80,422
           ============                                                                                       ============



Net Interest Earnings

As depicted in the table below there was a substantial growth in the 1998 year. Since December 31, 1997, growth was primarily from the volume increase in business. Any increases due to rate changes would have been insignificant.


   Dollar                                                                            Average           Interest
   Average          Increase                                                        Balances            Earned
    Yield           from 1997                                                         1998             or Paid
  --------          ---------                                                       --------           --------

                                     Interest Earning Assets:
                                       Loans:
     8.58%         $  7,705           Commercial                                    $ 33,873           $ 3,000
     0.00%               --           Real Estate Construction                            --                --
     8.50%             (249)          Commercial Real Estate                              46                13
     8.03%            6,168           Residential Real Estate                         13,350             1,097
     8.93%            3,059           Installments                                    13,497             1,192
     8.53%              116           Consumer Single Pay                              1,683               147
     0.00%                3           Loans Held for Sale                                158                --
    17.87%               69           Other                                              141                15
    -----          --------                                                         --------           -------
     8.55%         $ 16,871          Totals                                         $ 62,748           $ 5,464
    =====          ========                                                         ========           =======


    Dollar                                                                            Average           Interest
    Average          Increase                                                        Balances            Earned
     Yield           from 1996                                                         1997             or Paid
    -------          ----------                                                   --------------     -------------

                                    Interest Earning Assets:
                                       Loans:
        8.90%           17,841           Commercial                                      26,168              2,384
        0.00%             (194)          Real Estate Construction                            --                 --
        8.50%             (151)          Commercial Real Estate                             295                 25
        7.99%            6,286           Residential Real Estate                          7,182                557
        8.97%            6,185           Installments                                    10,438                875
        9.28%            1,207           Consumer Single Pay                              1,567                144
        7.01%               78           Loans held for Sale                                155                  4
       17.59%           (1,125)          Other                                               72                 11
       -----           --------                                                          ------             ------
        8.76%           30,127      Totals                                               45,877              4,000
       -----           --------                                                          ------             ------


Interest Bearing Liabilities:

       Dollar                                                                           Average          Interest
       Average         Increase                                                        Balances          Earned
        Yield          from 1997                                                         1998            or Paid
       -------        ----------                                                       --------          --------

        2.23%              484      NOW Accounts                                          1,993               44
        4.27%               (4)     Money Market Accounts                                 4,276              193
        4.91%            9,820      Savings Accounts                                     17,598              847
        5.64%           10,908      Certificates of Deposit                              39,991            2,348
      ------           -------                                                          -------            -----
        4.53%           21,208         Totals                                            63,858            3,432
      ------           -------                                                          -------            -----

        4.03%      Net Yield



The Bank has $144 thousand of non-accruing loans from the date of inception through December 31, 1998. In the calculation of changes of interest there are not included in the interest income computations.


        Dollar                                                                        Average           Interest
       Average       Increase                                                         Balances           Earned
        Yield        from 1996                                                          1997            or Paid
       -------     ------------                                                      ----------         --------
        2.23%              665      NOW Accounts                                         1,509               34
        4.65%            1,154      Money Market Accounts                                4,280              198
        4.91%            6,750      Savings Accounts                                     7,778              381
        5.94%           18,137      Certificates of Deposit                             29,083            1,716
        ----            -------                                                         ------            -----
        4.84%           26,706         Totals                                           42,650            2,329
        ----            -------                                                         ------            -----

        3.92%      Net Yield


The Bank had $33 of non-accruing loans from the date of inception through December 31, 1997.

Investment Portfolio

Held-to-Maturity:



      December 31,           Average                                                               December 31,          Average
          1997               Yield         U.S. Government & Government Agency:                        1998               Yield
      -------------         --------     ------------------------------------------------          ------------          -------
              1,997           5.92%      Maturity within one year                                            --            0.00%
                220           6.38%      Maturity within one to five years                                   --            0.00%
                500           7.41%      Maturity within five to ten years                                  500            7.42%
              -----           ----                                                                          ---            ----
              2,717           6.23%       Total Held-to-Maturity                                            500            7.42%
              -----           ----                                                                          ---            ----



Yields on State and Municipal Government securities do not reflect savings due to tax-exemption status.


Available-for-Sale:



      December 31,           Average                                                               December 31,        Average
          1997                Yield      U.S. Government & Government Agency:                          1998             Yield
      ------------         ------------  ------------------------------------------------         ------------          -------
               800            5.81%      Maturity within one year                                           --            0.00%
                --            0.00%      Maturity within one to five years                               2,210            6.08%
               249            6.56%      Maturity within five to ten years                                 758            6.52%
                --            0.00%      After ten years                                                   899            7.55%

                                         State and Municipal Governments:
                                         ------------------------------------------------
                --            0.00%      Maturity within one year                                           65            4.00%
               156            4.25%      Maturity within one to five years                                 832            4.19%
               238            4.39%      Maturity within five to ten years                               2,891            4.35%
                --            0.00%      After ten years                                                 1,318            4.39%

                              0.00%      Mortgage-Backed Securities                                      3,184            6.25%
              -----           ----       ------------------------------------------------               ------            ----
              1,443           5.54%          Total Available-for-Sale                                   12,157            5.53%
              =====           ====                                                                      ======            ====


Loan Portfolio


      December 31,        Average                                                          December 31,          Average
          1997             Yield                                                               1998               Yield
      ------------      -----------                                                        ------------          --------
            32,036            8.90%      Commercial                                              34,250            8.58%
                --            0.00%      Real Estate - Construction                                  --            0.00%
               162            8.50%      Real Estate - Commercial                                   155            8.50%
            11,648            7.99%      Real Estate - Mortgage                                  14,585            8.03%
            11,744            8.97%      Installment Loans                                       15,087            8.93%
             2,291            9.28%      Consumer                                                 2,353            8.53%
               213            7.01%      Loans Held for Sale                                        380            0.00%
               114           17.59%      Other                                                      139           17.87%
          --------           -----                                                               ------           -----
            58,208            8.76%         Total                                                66,949            8.56%
          --------           -----                                                               ------           -----


The Bank had no foreign loans at December 31, 1998.

Summary of Loan Loss Experience



        1997                                                                         1998
     ---------                                                                     --------
        $ 382      Balance at Beginning of Period                                     $ 728
        -----                                                                         -----
          (11)         Charge-Offs                                                      (22)
           --          Recoveries                                                         2
        -----                                                                          ----
          (11)     Net Recoveries                                                       (20)
        -----                                                                          ----
          357      Additions Charged to Operations                                      118
        =====                                                                         =====
        $ 728      Balance at the End of Period                                       $ 826
        =====                                                                         =====

                   Ratio of net charge-offs during the period to
        0.02%       average Loans outstanding during the period                      0.03%


The allowance for loan loss represents 1.25% of the outstanding loan balance at year-end. Management believes this amount will be sufficient to cover all loan losses inherent in the loan portfolio.

Deposits


       December 31,           Average                                                        December 31,          Average
           1997                Yield                                                             1998               Yield
       ------------        ------------                                                   -----------------     ------------
       $     7,325            0.00%      Non-interest bearing deposits                       $    9,866            0.00%
             1,522            2.23%      NOW Accounts                                             2,786            2.23%
             3,745            4.65%      Money Market Accounts                                    3,856            4.27%
            12,015            4.91%      Savings deposits                                        29,535            4.91%
            35,916            5.94%      Time deposits                                           36,399            5.64%
       -----------            ----                                                           ----------            ----
       $    60,523            4.84%         Totals                                           $   82,442            4.53%
       ===========            ====                                                           ==========            ====



The Bank had no foreign banking offices.

Return on Equity and Assets


                                                          1998                     1997
                                                       ------------             ------------
Return on Assets                                             0.69%                    0.42%
Return on Equity                                             6.80%                    3.11%
Dividend Payout Ratio                                        0.00%                    0.00%
Equity to Assets Ratio                                      10.01%                   13.60%


Interest Sensitivity

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling available-for-sale securities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

Gap analysis measures how the Bank is positioned for interest rate changes. An analysis of rate sensitivity assets and liabilities as of December 31, 1998 and December 31, 1997 are presented on the following pages.

As indicated in this table, the positive gap between rate sensitivity assets and rate sensitive liabilities during the 0-3 month period would allow the Company to reprice its assets faster than its liabilities in a rising interest rate environment, which would have a positive effect on earnings. However, in a decreasing interest rate interest rate environment, the Company would experience a decrease in earnings. The negative gap between rate sensitive assets and rate sensitive liabilities represents the liabilities repricing faster than assets. In an increasing interest rate market, the opposite would result. However, the Company's gap analysis is not a precise indicator of its timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

                            People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                               December 31, 1998

---------------------------------------------------------------------------------------------------------------------------
                                              3 Months            12 Months            60 Months
Assets                                   RSA(1)    FRA(2)    RSA(1)     FRA(2)    RSA(1)    FRA(2)     NEA(3)       Total
---------------------------------------------------------------------------------------------------------------------------

Cash and Due From Banks                                                                              $  2,046    $  2,046
Federal Funds Sold                       6,574               6,574                6,574                             6,574
U.S. Treasury Securities                                                                                               --
U.S. Government Agencies                              500                  500                 500                    500
Available for Sale Securities            7,151               7,151                7,151                             7,151
Municipal Securities                     5,006               5,006                5,006                             5,006
Federal Home Loan Bank Stock               266                 266                  266                               266
Loans & Leases (net unearn disc.)       24,817     42,256   28,171      38,902   64,390      2,683                 67,073
Allowance for Loan Losses
                                                                                                         (825)       (825)
Premises, Furn, Fixt, Equip
                                                                                                        3,216       3,216
Other Assets
                                                                                                          553         553
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          $ 43,814    $42,756  $47,168     $39,402  $83,387    $ 3,183    $ 4,990    $ 91,560
---------------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                    RSL(4)    FRL(5)    RSL(4)     FRL(5)    RSL(4)    FRL(5)     NPL(6)      Total
---------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                            9,866     9,866
NOW Accounts                             2,786               2,786                2,786                              2,786
Invest. Money Market Accounts            3,856               3,856                3,856                              3,856
Regular Savings                                    29,535   29,535               29,535                             29,535
Certificates of Deposit                  9,780     26,619   23,643     12,756    36,399                             36,399
Fed Funds Purch & Securities Repos          --                                                                          --
Other Liabilities                                                                                            752       752
Common Stock & Surplus                                                                                     8,000     8,000
Undivided Profits                                                                                            297       297
Unrealized Holding G/L on AFS Sec.                                                                            69        69
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL                 $ 16,422    $56,154  $59,820     $12,756  $72,576    $   -         $18,915   $91,560
---------------------------------------------------------------------------------------------------------------------------



                                           3 mo      12 mo     60 mo                3 mo      12 mo     60 mo
                                        -------------------------------           -------------------------------

                                    RSA     43,814    47,168    83,387        RSL    16,422    59,820     72,576
                                    FRA     42,756    39,402     3,183        FRL    56,154    12,756         --
                                    NEA      4,990     4,990     4,990        NPL    10,618    10,618     10,618
                                                                           EQUITY
                                                                                      8,366     8,366      8,366
                                        -------------------------------           -------------------------------

                                  TOTAL   $ 91,560    91,560    91,560             $ 91,560  $ 91,560   $ 91,560
                                        ===============================           ===============================

                                                                                  (1)RSA =   RATE SENSITIVE ASSETS
      RATE SENSITIVITY MEASURES:           3 mo      12 mo     60 mo              (2)FRA =   FIXED RATE ASSETS
-----------------------------------------------------------------------
                RSA/RSL                   266.80%    78.85%    114.90%            (3)NEA =   NON EARNING ASSETS
                RSA-RSL                   27,392   (12,652)    10,811             (4)RSL =   RATE SENSITIVE LIABILITIES
              GAP/Equity                  327.42%  -151.23%    129.23%            (5)FRL =   FIXED RATE LIABILITIES
                GAP/TA                     29.92%   -13.82%     11.81%            (6)NPL =   NON PAYING LIABILITIES

                            People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                               December 31, 1997

-----------------------------------------------------------------------------------------------------------------------------
                                              3 Months             12 Months             60 Months
Assets                                     RSA(1)    FRA(2)     RSA(1)      FRA(2)    RSA(1)    FRA(2)     NEA(3)    Total
-----------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                                   $  2,147  $ 2,147
Federal Funds Sold                          2,123              2,123                  2,123                           2,123
U.S. Treasury Securities                                                                                                 --
U.S. Government Agencies                    1,997      720     1,997        720       2,217       500                 2,717
Available for Sale Securities               1,052              1,052                  1,052                           1,052
Municipal Securities                          391                391                    391                             391
Federal Home Loan Bank Stock                   81                 81                     81                              81
Loans & Leases (net unearn disc.)          21,537   36,671    27,358     30,850      57,626       582                58,208
Allowance for Loan Losses                                                                                    (728)     (728)
Premises, Furn, Fixt, Equip                                                                                 2,298     2,298
Other Assets                                                                                                  566       566
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                             $ 27,181  $37,391   $33,002    $31,570     $63,490   $ 1,082     $ 4,283   $68,855
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                      RSL(4)    FRL(5)     RSL(4)      FRL(5)    RSL(4)    FRL(5)     NPL(6)    Total
-----------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                            7,325     7,325
NOW Accounts                               1,522                 1,522                1,522                          1,522
Invest. Money Market Accounts              3,745                 3,745                3,745                          3,745
Regular Savings                                     12,015                 12,015    12,015                         12,015
Certificates of Deposit                   16,521    19,395      31,606      4,310    35,916                         35,916
Fed Funds Purch & Securities Repos            --                                                                        --
Other Liabilities                                                                                            550       550
Common Stock & Surplus                                                                                     8,000     8,000
Undivided Profits                                                                                           (221)     (221)
Unrealized Holding G/L on AFS Sec.                                                                             3         3
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL                   $ 21,788  $ 31,410    $ 36,873   $ 16,325  $ 53,198    $   --   $ 15,654  $ 68,855
-----------------------------------------------------------------------------------------------------------------------------

                                           3 mo      12 mo       60 mo                 3 mo      12 mo     60 mo
                                        ---------------------------------           -------------------------------
                                    RSA     27,181    33,002      63,490     RSL       21,788    36,873     53,198
                                    FRA     37,391    31,570       1,082     FRL       31,410    16,325          -
                                    NEA      4,283     4,283       4,283     NPL        7,875     7,875      7,875
                                                                             EQUITY     7,782     7,782      7,782
                                        ---------------------------------           -------------------------------
                                  TOTAL   $ 68,855    68,855      68,855             $ 68,855  $ 68,855   $ 68,855
                                        =================================           ===============================
                                                                                      (1)RSA = RATE SENSITIVE ASSETS
      RATE SENSITIVITY MEASURES:           3 mo      12 mo      60 mo                 (2)FRA = FIXED RATE ASSETS
-------------------------------------------------------------------------             (3)NEA = NON EARNING ASSETS
                                                                                      (4)RSL = RATE SENSITIVE
                RSA/RSL                    124.75%    89.50%     119.35%                       LIABILITIES
                RSA-RSL                                           10,292              (5)FRL = FIXED RATE LIABILITIES
                                             5,393   (3,871)                          (6)NPL = NON PAYING LIABILITIES
              GAP/Equity                    69.30%   -49.74%     132.25%
                GAP/TA                       7.83%    -5.62%      14.95%


Year 2000 Report

People's Community Bank, like all other banks and financial institutions, is currently in the process of addressing the Year 2000 issue. The issue arises from the fact that many existing computer programs use only a two-digit field to identify the year. These programs were designed without considering the impact once the calendar year rolls over to "00". If not corrected, computer applications could fail or create inaccurate results by or at the Year 2000. Because we rely on computer systems, we are placing great emphasis on accessing our Year 2000 risk, correcting any Year 2000 problems, and providing ample time to adequately test our systems for Year 2000 readiness. The main phases involved in the Year 2000 project are assessment, renovation, validation, and implementation. A comprehensive review to assess the systems affected by this issue has been determined and an implementation plan has been compiled. Our Management and Board of Directors are involved in our business strategy. We are working with our regulators to ensure that we take into consideration all pertinent guidance on Year 2000 issues and stay within the timelines established for dealing with Year 2000 issues.

Substantially all of the required modification and internal testing work has been completed as of year-end 1998, with the remainder scheduled for completion early in 1999. People's Community Bank is also addressing Year 2000 issues that may exist outside its own technology activities, including its facilities and business processes, external service providers, and other third parties with which it interfaces. Significantly all of People's facilities and related systems have been investigated, and modification is under way. Significant third parties with which People's interfaces in regard to the Year 2000 problem, include customers, external service providers, technology vendors, the financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all businesses depend. Unreadiness by these parties could expose People's to the potential for loss, and impairment of business processes and activities.

People's Community Bank is creating contingency plans intended to address perceived risks associated with its Year 2000 effort. These activities include planning to mitigate any remaining risks associated with the remediation of critical systems, business resumption planning to address the possibility of systems failure, and resumption planning to address the possibility of failure of systems or processes outside our control. Contingency planning and preparations will continue throughout 1999.

People's Community Bank has determined that the Year 2000 issue may be critical to its operation; however, Management does not believe customer readiness is or will be material to its overall performance. Management also believes that the total costs of becoming Year 2000 compliant will not be significant. Through 1998, expenditures for Year 2000 were immaterial, and as of this date, Year 2000 related expenditures are projected to be approximately $15,000.00.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and Supplementary Data are attached hereto, and are incorporated herein by reference.






                               PCB BANCORP, INC.



                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT



                 For the Years Ended December 31, 1998 and 1997

                               PCB BANCORP, INC.
                           December 31, 1998 and 1997

                                     INDEX
                                     -----



                                                                                               Page
                                                                                              Number
                                                                                              ------

     Independent Auditors' Report                                                                1



     Consolidated Statements of Financial Condition                                              2


     Consolidated Statements of Income                                                         3 - 4


     Consolidated Statements of Shareholders' Equity                                             5


     Consolidated Statements of Cash Flows                                                     6 - 7



     Notes to the Financial Statements                                                        8 - 27


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Audit Committee
PCB Bancorp, Inc.
Johnson City, Tennessee  37602

We have audited the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                   BLACKBURN, CHILDERS AND STEAGALL, PLC

January 29, 1999


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1998 and 1997


                                                                                         1998                1997
                                                                                     -----------         ----------
                                                           ASSETS
Cash and Due from Banks                                                              $ 2,048,350        $ 2,151,092
Federal Funds Sold                                                                     6,574,000          2,123,000
Securities Held-to-Maturity                                                              500,000          2,717,144
Securities Available-for-Sale                                                         12,157,224          1,442,749
Loans Held for Sale                                                                      380,250            212,800
Loans Receivable, Net of Allowance for Loan Losses of $825,649
 and $727,598, respectively                                                           65,846,157         57,250,698
Accrued Interest Receivable                                                              501,780            385,890
Premises and Equipment, Net of Accumulated Depreciation of
   $405,602 and $194,200, respectively                                                 3,217,238          2,299,369
Restricted Investments - Stock in Federal Home Loan Bank, Cost                           265,700             80,600
Organization Costs, Net of Accumulated Amortization of $75,682
  and $50,092, respectively                                                               52,268             77,858
Other Assets                                                                              30,935            133,321
                                                                                     -----------        -----------

           Total Assets                                                              $91,573,902        $68,874,521
                                                                                     ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


LIABILITIES:
    Deposits:
       Demand Deposits                                                               $ 9,431,912        $ 6,833,897
       Savings and NOW Deposits                                                       35,977,968         17,281,809
       Other Time Deposits                                                            36,398,861         35,915,635
    Accrued Interest Payable                                                             404,921            495,335
    Dividend Payable                                                                      40,000                 --
    Accounts Payable and Other Liabilities                                               941,206            546,508
                                                                                     -----------        -----------
           Total Liabilities                                                          83,194,868         61,073,184
                                                                                     -----------        -----------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value; 3,000,000 shares authorized;
       800,000 shares issued and outstanding                                             800,000            800,000
    Additional Paid-in Capital                                                         7,200,000          7,200,000
    Retained Earnings                                                                    310,456           (202,100)
    Accumulated Other Comprehensive Income                                                68,578              3,437
                                                                                     -----------        -----------
           Total Shareholders' Equity                                                  8,379,034          7,801,337
                                                                                     -----------        -----------

           Total Liabilities and Shareholders' Equity                                $91,573,902        $68,874,521
                                                                                     ===========        ===========


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                       CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1998 and 1997



                                                                                         1998                1997
                                                                                     -----------         ----------
INTEREST INCOME:
    Interest on Loans                                                                $ 5,464,044          4,000,251
    Interest on Investments                                                              362,324            334,357
    Interest on Federal Funds Sold                                                       310,390             73,669
                                                                                     -----------         ----------
       Total Interest Income                                                           6,136,758          4,408,277
                                                                                     -----------         ----------
INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                                        44,420             33,789
    Interest on Money Market Accounts                                                    194,053            198,043
    Interest on Passbook Accounts                                                        863,478            381,449
    Interest on Certificates of Deposit                                                2,331,038          1,715,783
    Interest on Other Borrowed Funds                                                         432             12,654
                                                                                     -----------         ----------
       Total Interest Expense                                                          3,433,421          2,341,718
                                                                                     -----------         ----------
Net Interest Income                                                                    2,703,337          2,066,559  Provision
for Loan Losses                                                                          118,398            356,453
                                                                                     -----------         ----------

Net Interest Income after Provision for Loan Losses                                    2,584,939          1,710,106
                                                                                     -----------         ----------
NON-INTEREST INCOME:
    Service Charges                                                                      181,262            116,962
    Loan Origination Fees                                                                312,812            324,129
    Net Gains from Sale of Loans                                                          42,828             30,417
    Net Realized Gain (Loss) on Sales and Calls of Securities                             (3,150)             1,167
    Miscellaneous                                                                          3,717             18,919
                                                                                     -----------         ----------
       Total Non-Interest Income                                                         537,469            491,594
                                                                                     -----------         ----------
NON-INTEREST EXPENSES:
    Salaries                                                                           1,104,177            869,605
    Payroll Taxes                                                                         89,984             70,713
    Employee Benefits                                                                     71,974             63,894
    Occupancy Expense                                                                     79,904             56,864
    Rental Expense                                                                        25,200             37,650



                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                       CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1998 and 1997



                                                                                         1998               1997
                                                                                     -----------         ----------
    NON-INTEREST EXPENSES (CONTINUED):
    Furniture and Equipment Expense                                                       33,217             32,127
    Computer Equipment Expense                                                            75,990             62,819
    Stationery, Supplies and Printing                                                     72,832             53,677
    Postage, Express and Freight                                                          54,505             34,187
    Telephone Expense                                                                     42,904             28,480
    Vehicle Expense                                                                       10,458             13,829
    Outside Services                                                                      82,556             77,553
    Teller Over and Short                                                                    821                817
    Advertising and Promotion                                                             93,449            129,784
    Loan Collection Expense                                                               12,905              8,249
    Bank Security and Protection                                                           2,596                664
    FDIC Assessment                                                                        7,523              4,363
    Insurance                                                                             31,031             16,158
    Dues and Subscriptions                                                                16,837              9,475
    Franchise Tax Expense                                                                 20,720             19,320
    Refunds and Reimbursements                                                             2,599              2,924
    Travel and Meetings                                                                    2,555              1,692
    Contributions                                                                          6,372              4,565
    Depreciation and Amortization                                                        236,992            151,222
    Directors' Fees                                                                       28,359             20,550
    Miscellaneous Expenses                                                                51,529             23,926
                                                                                     -----------         ----------
       Total Non-Interest Expenses                                                     2,257,989          1,795,107
                                                                                     -----------         ----------
Income Before Taxes                                                                      864,419            406,593

INCOME TAX PROVISION:
    Income Tax Expense                                                                   311,863            167,481
                                                                                     -----------         ----------

Net Income                                                                           $   552,556            239,112
                                                                                     ===========         ==========

Net Income per Share                                                                 $       .69                .30
                                                                                     ===========         ==========

Net Income per Share - Assuming Dilution                                                     .64                .28
                                                                                     ===========         ==========


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1997


                                                                                       Accumulated
                                                    Additional                            Other
                                        Common        Paid-in      Retained           Comprehensive
                                         Stock        Capital      Earnings               Income         Total
                                       ----------    ---------     --------           -------------    ---------

Balances, January 1, 1997              $  800,000    7,200,000      (441,212)                 0        7,558,788

COMPREHENSIVE INCOME:
Net Income                                     --           --       239,112                 --          239,112
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
         Gain (Loss) on Securities
         Available-For-Sale, Net
         of Deferred Income Tax
         of $2,292                             --           --            --              3,437            3,437
                                                                                                       ---------
    Total Comprehensive Income                                                                           242,549
                                                                                                       ---------
Cash Dividends                                 --           --            --                 --               --
                                       ----------    ---------      --------              -----        ---------

Balances, December 31, 1997               800,000    7,200,000      (202,100)             3,437        7,801,337

COMPREHENSIVE INCOME:
Net Income                                     --           --       552,556                 --          552,556
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
         Gain (Loss) on Securities
          Available-For-Sale, Net
          of Deferred Income Tax
          of $43,428                           --           --            --             65,578
    Less:  Reclassification
      Adjustment                                                                         (3,437)          65,141
                                                                                                       ---------
    Total Comprehensive Income                                                                           617,697
                                                                                                       ---------
Cash Dividends                                 --           --       (40,000)                --          (40,000)
                                       ----------    ---------       -------             ------        ---------

Balances, December 31, 1998            $  800,000    7,200,000       310,456             68,578        8,379,034
                                       ==========    =========       =======             ======        =========


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1997



                                                                                         1998               1997
                                                                                     -----------         ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                       $   552,556            239,112
    Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by Operating Activities:
        Depreciation Expense                                                             211,403            125,507
        Amortization Expense                                                              25,589             25,715
        Provision for Loan Losses                                                        118,398            356,453
        Discount Accretion Net of Premium Amortization                                   (16,564)           (27,306)
        Origination of Mortgage Loans Held for Sale                                   (4,168,418)        (2,594,495)
        Proceeds from Mortgage Loans Sold                                              4,000,968          2,692,866
        Gain on Sale of Property and Equipment                                                --             (1,352)
        Net Realized (Gains) Losses on Sales and Calls of Securities                       3,150             (1,167)
        Deferred Income Tax                                                              209,847            167,481
        (Increase) Decrease in Interest Receivable                                      (115,890)          (146,427)
        (Increase) Decrease in Other Assets                                               (5,209)            12,024
        Increase (Decrease) in Accrued Interest Payable                                  (90,414)           366,562
        Increase (Decrease) in Other Liabilities                                         245,876             78,672
                                                                                     -----------         ----------
Net Cash Provided by Operating Activities                                                971,292          1,293,645
                                                                                     -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                     (4,451,000)         1,155,000
    Purchases of Held-to-Maturity Securities                                                  --           (500,000)
    Purchases of Available-for-Sale Securities                                        (2,097,002)        (1,436,964)
    Proceeds from Maturities and Calls of Held-to-Maturity Securities                  2,220,000          3,501,875
    Proceeds from Maturities and Calls of Available-For-Sale Securities                1,504,796                 --
    Purchases of Restricted Investments                                                 (185,100)           (80,600)
    Purchases of Premises and Equipment                                               (1,129,271)          (928,932)
    Proceeds From Sale of Premises and Equipment                                              --             54,120
    Loan Participations Bought                                                          (548,928)                --
    Loan Participations Sold                                                           1,275,216          1,500,000
    Net Increase in Loans                                                            (19,440,145)        (29,230,701)
                                                                                     -----------         ----------
Net Cash Used for Investing Activities                                               (22,851,434)        (25,966,202)
                                                                                     -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Increase in Deposits                                                          21,777,400         25,656,336
                                                                                     -----------         ----------
Net Cash Provided by Financing Activities                                             21,777,400         25,656,336
                                                                                     -----------         ----------

Increase (Decrease) in Cash and Cash Equivalents                                        (102,742)           983,779


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1997


                                                                                         1998               1997
                                                                                     -----------         ----------
Increase (Decrease) in Cash and Cash Equivalents                                        (102,742)           983,779
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year                                           2,151,092          1,167,313
                                                                                     -----------         ----------


Cash and Cash Equivalents, End of Year                                               $ 2,048,350          2,151,092
                                                                                     ===========         ==========



SUPPLEMENTAL DISCLOSURES:
    Cash Paid during the Year for Interest                                           $ 3,523,835          1,975,156
                                                                                     ===========         ==========


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 1.           SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Consolidation
         The consolidated financial statements include the accounts of PCB Bancorp, Inc. (Company), a one-bank holding company, formed on October 1, 1996 and its wholly-owned subsidiary People's Community Bank
         (Bank). All material intercompany balances and transactions have been eliminated in consolidation.

         Nature of Operations
         People's Community Bank is a state-chartered bank formed on December 15, 1995. On October 1, 1996 the Bank became a wholly owned subsidiary of PCB Bancorp, Inc., a one bank holding company. People's Community Bank provides a variety of banking services to individuals and businesses in Upper East Tennessee through its main office on Sunset Drive and branch locations in Boones Creek and on Main Street in Johnson City. Its primary deposit products are demand deposits, savings deposits and certificates of deposit; and its primary lending products are commercial business, real estate mortgage and installment loans. As a state bank, the Bank is subject to regulation by the Tennessee State Banking Department and the Federal Deposit Insurance Corporation.

         Financial Reporting
         The Company reports on the accrual basis of accounting for financial purposes.

         Cash and Cash Equivalents
         For purposes of the statement of cash flows, the Company considers cash and cash equivalents as those amounts included in the statement of financial condition as captioned "cash and due from banks". Federal funds sold are not included as cash or cash equivalents.

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

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

         Income Taxes
         Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Fair Values of Financial Instruments
         Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

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

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1.           SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Fair Values of Financial Instruments (continued):

                  Accrued Interest: The carrying amount of accrued interest approximates the fair values.

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

         Comprehensive Income
         In 1998, the Bank adopted Statement of Financial Accounting Standards
         (SFAS) No. 130 - Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions, accounting for future contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

         The Bank has elected to report its comprehensive income in the Statement of Shareholders' Equity. The only element of "other comprehensive income" that the Bank has is the unrealized gain or losses on available for sale securities. The 1997 financial statements have been reclassified to reflect these changes in reporting format.

         The component of the change in net unrealized gains on securities were as follows:



                                                                                         1998               1997
                                                                                     -----------         ----------
Unrealized holding gains arising during the year                                     $   114,298         $    5,729

Reclassification adjustment for (gains)/losses
  realized in net income                                                                  (5,729)                --
                                                                                     -----------         ----------

Net unrealized holding gains before taxes                                                108,569              5,729

Tax effect                                                                               (43,428)            (2,292)
                                                                                     -----------         ----------

Net change                                                                           $    65,141         $    3,437
                                                                                     ===========         ==========


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 2.           INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:



                                              December 31, 1998                                 December 31, 1997
                              ------------------------------------------------    ------------------------------------------------
                                              Gross      Gross                                    Gross        Gross
                              Amortized    Unrealized  Unrealized                  Amortized    Unrealized   Unrealized
                                Cost         Gains       Losses     Fair Value       Cost         Gains        Losses    Fair Value
                              ---------    ----------   ----------  ----------    -----------  ----------   ----------   ---------



Available-for-Sale
U.S. Government                       --           --          --              --       799,424         978       --        800,402
Federal Agencies             $ 3,847,337       26,641       5,195       3,868,783       246,786       1,835       --        248,621
State and Municipal
  Governments                  5,006,120       98,604          --       5,104,724       390,810       2,916       --        393,726
Mortgage-Backed
  Securities                   3,189,469        3,105       8,857       3,183,717            --          --       --             --
                             -----------      -------      ------      ----------     ---------      ------      ---      ---------

Total Available-for-Sale      12,042,926      128,350      14,052      12,157,224     1,437,020       5,729        0      1,442,749
                             -----------      -------      ------      ----------     ---------      ------      ---      ---------

Held-to-Maturity
Federal Agencies                 500,000        7,242          --         507,242     2,717,144      12,831      417      2,729,558
                             -----------      -------      ------      ----------     ---------      ------      ---      ---------

Total Held-to-Maturity           500,000        7,242           0         507,242     2,717,144      12,831      417      2,729,558
                             -----------      -------      ------      ----------     ---------      ------      ---      ---------

Total Investment
  Securities                 $12,542,926      135,592      14,052      12,664,466     4,154,164      18,560      417      4,172,307
                             ===========      =======      ======      ==========     =========      ======      ===      =========



         The amortized cost and market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   Held-to-maturity                  Available-for-sale
                                            ----------------------------       -----------------------------
                                             Amortized        Fair             Amortized              Fair
                                                Cost       Value Cost             Cost             Value Cost
                                            ----------     ----------          ----------          ----------
Amounts maturing in:

One year or less                            $     --               --              65,000              65,182
After one year through five years                 --               --           3,018,534           3,042,320
After five years through ten years           500,000          507,242           3,829,953           3,899,450
After ten years                                   --               --           1,939,970           1,966,555
Mortgage-Backed Securities                        --               --           3,189,469           3,183,717
                                            --------          -------          ----------          ----------
                                            $500,000          507,242          12,042,926          12,157,224
                                            ========          =======          ==========          ==========


Accrued interest on investments at December 31, 1998 and 1997 was $144,637 and $72,654, respectively. During 1998 and 1997 the bank received $3,724,796 and $2,051,875 proceeds from sales and calls of securities with a carrying value of $ 3,727,946 and $2,500,708 resulting in a realized loss of $3,150 and a gain of $1,167 on sales and calls of securities, respectively.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 3.  LOANS:

Loans at December 31 are summarized as follows:


                                                                                         1998               1997
                                                                                     -----------         ----------
       Commercial                                                                    $34,352,002         32,036,434
       Commercial Real Estate                                                            154,968            162,163
       Residential Real Estate                                                        14,607,152         11,648,275
       Installment                                                                    15,088,966         11,749,454
       Consumer                                                                        2,352,892          2,290,571
       Other                                                                             138,682            114,159
                                                                                     -----------         ----------
                                                                                      66,694,662         58,001,056
       Allowance for Loan Losses                                                        (825,649)          (727,598)
       Unearned Discount on Mortgages and
         Installment Loans                                                                (1,595)            (5,997)
       Net Deferred Loan Origination Fees                                                (21,261)           (16,763)
                                                                                     -----------         ----------

                                                                                     $65,846,157         57,250,698
                                                                                     ===========         ==========



An analysis of the change in the allowance for loan losses follows:


                                                                                         1998               1997
                                                                                     -----------         ----------
       Balance at Beginning of Year                                                  $   727,598            382,122
       Provision for Loan Losses                                                         118,398            356,453
       Loans Charged Off                                                                 (22,291)           (11,127)
       Recoveries on Loans                                                                 1,944                150
                                                                                     -----------         ----------

       Balance at End of Year                                                        $   825,649            727,598
                                                                                     ===========         ==========


A summary of loans by estimated maturity as of December 31, 1998 is as follows:


       Maturity within one year                                                      $ 28,077,445
       One to five years                                                               35,851,878
       Over five years                                                                  2,765,339
                                                                                     ------------

                                                                                     $ 66,694,662
                                                                                     ============


Accrued interest receivable on loans at December 31, 1998 and 1997 was $357,145 and $313,236, respectively.

At December 31, 1998 and 1997, the total recorded investment in impaired loans, amounted to approximately $0 and $31,988, respectively. The average recorded investment in impaired loans amounted to approximately $0 and $11,126 for the years ended December 31, 1998 and 1997, respectively. Interest income on impaired loans of $2,288 was recognized for cash payments received in 1997.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 3.           LOANS (CONTINUED):

The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $4,374,379 and $3,099,164 at December 31, 1998 and 1997 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 1998 and 1997 were $41,862 and $53,097. During 1998, there were no additional loans to such related parties and repayments amount to $11,235.


NOTE 4.           PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:


                                                                                        1998               1997
                                                                                     -----------         ----------
Bank Building                                                                          1,420,335          1,181,654
Land                                                                                     754,430            376,500
Land Improvements                                                                        263,058            113,958
Leasehold Improvements                                                                    47,210             47,210
Furniture and Equipment                                                                  646,440            483,066
Computer Equipment                                                                       454,836            273,768
Computer Software                                                                         36,531              7,142
Construction in Progress                                                                      --             10,271
                                                                                     -----------         ----------
     Total                                                                             3,622,840          2,493,569
Accumulated Depreciation                                                                 405,602            194,200
                                                                                     -----------         ----------
Premises and Equipment - Net                                                         $ 3,217,238          2,299,369
                                                                                     ===========         ==========


Depreciation expense for the years ended December 31, 1998 and 1997 was $211,403 and $125,507, respectively.


NOTE 5.           OTHER ASSETS:

Other Assets at December 31 consisted of the following:


                                                                                         1998               1997
                                                                                     -----------         ----------
Deferred Tax Benefit                                                                          --            107,821
Prepaid Expense                                                                           20,291             25,500
Other Receivables                                                                         10,644                 --
                                                                                     -----------         ----------

                                                                                     $    30,935            133,321
                                                                                     ===========         ==========


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 6.  DEPOSITS:

A summary of deposit account balances at December 31 is as follows:



                                                                                         1998               1997
                                                                                     -----------         ----------
       Regular Checking                                                              $ 2,573,984          2,070,987
       Club Checking                                                                      15,533              1,637
       Small Business Accounts                                                         3,638,557          2,353,035
       Commercial Checking                                                             3,004,434          2,408,239
       Primetime Checking                                                                199,404                 --
       NOW Accounts                                                                    2,586,531          1,521,775
       Money Market Accounts                                                           3,856,406          3,744,603
       Saving Accounts                                                                29,535,031         12,015,431
       Certificates of Deposit                                                        36,398,861         35,915,634
                                                                                     -----------         ----------

       Total                                                                         $81,808,741         60,031,341
                                                                                     ===========         ==========


At December 31, 1998, scheduled maturities of certificates of deposit are as follows:


          1999                                                                       $ 23,671,322
          2000                                                                          7,888,478
          2001                                                                          3,731,061
          2002                                                                            986,000
          2003 and Thereafter                                                             122,000
                                                                                    -------------

                                                                                     $ 36,398,861
                                                                                    =============

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $11,033,273 and $13,228,838 at December 31, 1998
and 1997.

The Bank held deposits of approximately $1,280,164 and $1,766,494 for related parties at December 31, 1998 and 1997.


NOTE 7.  OTHER LIABILITIES:

Other Liabilities at December 31 consisted of the following:


                                                              1998                   1997
                                                            ----------            -----------

       Property Tax Payable                                $    11,016              10,227
       Payroll Taxes Payable                                     2,182                 776
       Miscellaneous Payables and Other Liabilities            660,264             516,447
       Accrued State Franchise Tax                              20,274              19,058
       Deferred Income Tax                                     145,454                   -
       Current Income Tax                                      102,016                   -
                                                               -------            --------
                                                            $  941,206             546,508
                                                               =======            ========


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 8.  ADVANCES FROM FEDERAL HOME LOAN BANK:

Effective June 13, 1997, People's Community Bank became members of the Federal Home Loan Bank (FHLB) of Ohio. The Bank has been authorized to borrow up to $2,000,000 and 1,612,000 from the FHLB at December 31, 1998 and 1997, respectively. The Bank's total borrowing capacity is a component of both capital stock and the member's most recent Qualified Thrift Lender rating and access to borrowing is dependent upon submission of advance application. The Bank has no outstanding advances from the FHLB at December 31, 1998 and 1997. In addition, the bank has pledged $1,200,000 of their line of credit with the FHLB to the State of Tennessee Collateral Pool to secure public funds on deposit with the bank December 31, 1998.


NOTE 9.  UNUSED LINES OF CREDIT:

The Bank entered into an open-ended unsecured line of credit with First American Bank for $2,000,000 for federal fund purchases and daylight overdrafts. Funds issued under this agreement are at the First American federal funds rate effective at the time of borrowing. The line matured at May 1, 1998 and was renewed for $1,500,000 maturing May 1, 1999. The Bank had not drawn on these funds at December 31, 1998 and 1997.


NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

At December 31, the Bank had outstanding commitments for unused lines and letters of credit that are not reflected in the accompanying financial statements as follows:


                                                                                               Variable Rate
                                                                                     ------------------------------
                                                                                        1998                 1997
                                                                                      -------               ------
Lines of Credit                                                                      $ 4,176,724          6,813,424
Letters of Credit                                                                        629,900            350,000
                                                                                     -----------         ----------
   Total                                                                             $ 4,806,624          7,163,424
                                                                                     ===========         ==========


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

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):

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


NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Bank is subject to claims and lawsuits, which arise, primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.


NOTE 12.  RESTRICTIONS ON DIVIDENDS:

The Bank was prohibited from paying dividends for the first three years of operations under Federal Deposit Insurance Corporation (FDIC) Regulations. However, the FDIC granted permission for People's Community Bank to pay a $21,000 dividend to PCB Bancorp, Inc. to pay expenses associated with forming a holding company in 1997. The FDIC prohibition from paying dividends expired December 15, 1998 and People's Community Bank paid a $12,000 dividend to PCB Bancorp, Inc. to pay expenses of the holding company. In addition, the Board of Directors declared a five cent per share dividend payable on January 20, 1999 to PCB Bancorp, Inc. and the directors of PCB Bancorp, Inc. declared a dividend payable to its shareholders of record on December 31, 1998 in the same amount.


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

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Bank's financial instruments at December 31 were as follows:



                                                                1998                           1997
                                                    --------------------------        -------------------------
                                                      Carrying                        Carrying
                                                       Amount       Fair Value         Amount       Fair Value
                                                      --------      ----------         ------       -----------

Financial Assets:
      Cash and Due from Banks and
      Federal Funds Sold                            $  8,620,256     8,620,256         4,270,270     4,270,270
Securities Held to Maturity                              500,000       507,242         2,717,144     2,729,558
Securities Available for Sale                         12,157,224    12,157,224         1,442,749     1,442,749
Loans Receivable:
      Adjustable Rate Loans under 30 years            19,300,225    19,300,225        18,912,528    18,912,528
Fixed Rate Loans with original
         maturities of 30 years                          180,638       192,452            67,865        65,499
Fixed Rate Loans with original
        maturities of 5 to 30 years                    2,482,797     2,542,573           752,105       744,855
Fixed Rate Loans with original
         maturities of 1 to 5 years                   35,828,463    35,490,710        29,832,747    29,925,813
Fixed Rate Loans with original
        maturities of less than one year               8,902,539     8,902,539         8,413,051     8,413,051
Loans Held for Sale                                      380,250       380,250           212,800       212,800
Accrued Interest Receivable                              501,780       501,780           385,890       385,890
Financial Liabilities:
      Deposit Liabilities                             81,808,741    81,808,741        60,031,341    60,031,341
Off Balance Sheet Instruments:
      Commitments to Extend Credit                             -             -                 -             -


NOTE 15.  FEDERAL INCOME TAXES:

The provision for income tax for 1998 and 1997 consists of the following:


                                                                                         1998               1997
                                                                                     -----------         ----------

    Income Tax Expense:
       Current Tax Expense
          Federal                                                                    $    72,195                 --
          State                                                                           29,822                 --
       Deferred Tax (Benefit)
          Federal                                                                        178,370            142,359
          State                                                                           31,476             25,122
                                                                                     -----------         ----------
                                                                                     $   311,863            167,481
                                                                                     ===========         ==========

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 15.  FEDERAL INCOME TAXES (CONTINUED):

A cumulative net deferred tax asset for 1997 is included in Other Assets. A cumulative net deferred tax liability for 1998 is included in Other Liabilities. The components of the asset and liability are as follows:



                                                                                         1998               1997
                                                                                     -----------         ----------

Differences in Depreciation Methods                                                  $   (96,794)           (68,907)
Net Operating Loss Carryforward                                                               --            179,020
Net Unrealized Appreciation on
  on Available-For-Sale Securities                                                       (48,660)            (2,292)
                                                                                     -----------         ----------
                                                                                     $  (145,454)           107,821
                                                                                     ===========         ==========


Deferred Tax Assets                                                                  $        --            179,020
Deferred Tax Liabilities                                                                (145,454)           (71,199)
                                                                                     -----------         ----------
Net Deferred Tax Assets (Liabilities)                                                $  (145,454)           107,821
                                                                                     ===========         ==========


The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.



                                                                                         1998               1997
                                                                                     -----------         ----------

Federal Income Tax Expense at the
   Statutory Rate (34%)                                                              $   300,027            144,034
Increases (Decreases) Resulting from:
   Nontaxable Interest Income, Net of Non-
     deductible Interest Expense                                                         (41,110)            (1,666)
   State Income Taxes, Net of Federal Income
     Tax Benefit                                                                          52,946             25,418
Other                                                                                         --               (305)
                                                                                     -----------         ----------
Provision for Income Taxes                                                           $   311,863            167,481
                                                                                     ===========         ==========


NOTE 16. EMPLOYEE BENEFIT PLANS:

Effective May 1, 1998 the Bank adopted a simple IRA plan covering all employees. Employees may contribute up to $6,000 per year to the plan. The Bank may contribute up to 3% of the employees annual compensation. There were no employer contributions in 1998.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 17.  REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1998 the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Bank's actual capital and ratio amounts are presented in the following table:


                                                                                           To Be Well Capitalized
                                                                                              Under the Prompt
                                                                       For Capital               Corrective
                                                 Actual             Adequacy Purposes         Action Provisions
                                           ----------------        -------------------     ----------------------
                                            Amount    Ratio        Amount        Ratio       Amount       Ratio
                                            ------    -----        ------        -----       ------       -----
As of December 31, 1998:

    Total Risk-Based Capital
      (To Risk Weighted Assets)          $ 9,080,577   13.3%    $ => 5,455,120   => 8.0%   $ 6,818,900   => 10.0%
    Tier I Capital
      (To Risk Weighted Assets)            8,254,928   12.1%      => 2,727,560   => 4.0%     4,091,340    => 6.0%
    Tier I Capital
      (To Average Assets)                  8,254,928    9.3%      => 3,549,567   => 4.0%     4,436,900    => 5.0%


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 17.   REGULATORY MATTERS (CONTINUED):



                                                                                            To Be Well Capitalized
                                                                                               Under the Prompt
                                                                    For Capital                  Corrective
                                            Actual               Adequacy Purposes            Action Provisions
                                        ----------------        ------------------         -----------------------
                                       Amount      Ratio        Amount       Ratio           Amount       Ratio
                                       ------      -----        ------       -----          --------      -----

As of December 31, 1997:

    Total Risk-Based Capital
      (To Risk Weighted Assets)        $ 8,318,540   14.7%      => 5,164,800   => 8.0%     6,456,000    => 10.0%
    Tier I Capital
      (To Risk Weighted Assets)          7,610,246   13.4%      => 2,265,800   => 4.0%     3,398,700     => 6.0%
    Tier I Capital
      (To Average Assets)                7,610,246   11.8%      => 2,852,400   => 4.0%     3,228,000     => 5.0%


The Bank received notice from the FDIC that the Bank's deposits are insured up to $100,000 for each depositor, the FDIC assessment for the years ended December 31, 1998 and 1997 was $7,523 and $4,363, respectively.


NOTE 18.   BANK HOLDING COMPANY:

The officers and directors of People's Community Bank formed a one bank holding company, PCB Bancorp, Inc. in 1996. Effective October 1, 1996, PCB Bancorp, Inc. consummated acquisition of all the outstanding shares of People's Community Bank through an equal share exchange and People's Community Bank became a wholly-owned subsidiary of PCB Bancorp, Inc. The retained earnings of PCB Bancorp, Inc. reflect the accumulated earnings of People's Community Bank and the consolidated statement of income reflects the income and expenses of People's Community Bank for the years ended December 31, 1998 and 1997.

The Parent Company's sole source of funds is the receipt of dividends from the Bank.

                  Condensed Statements of Financial Condition
                                 (Parent Only)


                                                                                        1998                1997
                                                                                     -----------         ----------

ASSETS
Cash On Deposit with Subsidiary                                                      $     2,093              3,822
Investment in Subsidiary                                                               8,365,151          7,781,439
Dividends Receivable                                                                      40,000                 --
Premises and Equipment, Net of Accumulated Depreciation
 of $954 and 530, respectively                                                             1,166              1,590
Organization costs, Net of Accumulated Amortization                                       10,624             14,486
                                                                                     -----------         ----------
            Total Assets                                                             $ 8,419,034          7,801,337
                                                                                     ===========         ==========

                                PCB BANCORP, INC
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 18.    BANK HOLDING COMPANY (CONTINUED):

            Condensed Statements of Financial Condition (Continued)
                                 (Parent Only)


                                                                                        1998                1997
                                                                                     -----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends Payable                                                                         40,000                 --
Common Stock                                                                             800,000            800,000
Additional Paid-In Capital                                                             7,200,000          7,200,000
Retained Earnings (Deficit)                                                              310,456           (202,100)
Net Unrealized Gain on Available-for-Sale Securities
          Net of Tax of $2,292                                                            68,578              3,437
                                                                                     -----------         ----------
Total Liabilities and Shareholders' Equity                                             8,419,034          7,801,337
                                                                                     ===========         ==========


              Condensed Statements of Income and Undivided Profits
                                 (Parent Only)


OPERATING INCOME
            Dividend from Subsidiary                                                 $    52,000             21,000
                                                                                     -----------         ----------
Total Operating Income                                                                    52,000             21,000
                                                                                     -----------         ----------

OPERATING EXPENSES
            Amortization of Organization Costs                                             3,862              3,992
            Advertising and Promotion                                                      2,074              1,250
            Miscellaneous Operating Expense                                                   --                 40
Depreciation Expense                                                                         424                530
            Dues and Membership                                                               20                 --
            Outside Services                                                              11,635             11,225
                                                                                     -----------         ----------
Total Operating Expenses                                                                  18,015             17,037
                                                                                     -----------         ----------

Income from Operations                                                                    33,985              3,963

OTHER INCOME (EXPENSE)
            Undistributed Net Income from Investment
               in Wholly-Owned Subsidiary                                                518,571            235,149
                                                                                     -----------         ----------

Net Income                                                                               552,556            239,112
Beginning Retained Earnings (Deficit)                                                   (202,100)          (441,212)
Cash Dividends                                                                           (40,000)                --
                                                                                     -----------         ----------
Ending Retained Earnings (Deficit)                                                       310,456           (202,100)
                                                                                     ===========         ==========



                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 18.  BANK HOLDING COMPANY (CONTINUED):

                       Condensed Statements of Cash Flows
                                 (Parent Only)

                                                                                        1998                1997
                                                                                     -----------         ----------

Cash Flows from Operating Activities:
     Net Income (Loss)                                                               $   552,556            239,112
     Undistributed Net (Income) Loss of Wholly-Owned
        Subsidiary                                                                      (518,571)          (235,149)
     Depreciation Expense                                                                    424                530
     Amortization of Organization Costs                                                    3,862              3,992
     Increase in Organization Costs                                                           --             (2,622)
     (Increase) in Dividends Payable                                                     (40,000)                --
                                                                                     -----------         ----------

Net Cash Provided by Operating Activities                                                 (1,729)             5,863
                                                                                     -----------         ----------

Cash Flows from Investing Activities:
     Purchase of Premises and Equipment                                                       --             (2,120)
                                                                                     -----------         ----------

Net Cash Used for Investing Activities                                                         0             (2,120)
                                                                                     -----------         ----------

Increase (Decrease) in Cash and Cash Equivalents                                          (1,729)             3,743
Beginning Cash and Cash Equivalents                                                        3,822                 79
                                                                                     -----------         ----------

Ending Cash and Cash Equivalents                                                     $     2,093              3,822
                                                                                     ===========         ==========


NOTE 19.  STOCK OPTIONS:

During 1996, PCB Bancorp, Inc. adopted a stock option plan for key employees. The plan is established to provide "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, or "non-statutory" stock options. The Board of Directors administers the plan.

In addition to the plan for the key employees, PCB Bancorp, Inc. adopted a plan for non-employee directors. All eligible directors can participate and receive non-qualified stock options. Directors were granted an

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 19.  STOCK OPTIONS(CONTINUED):


initial option to acquire 5,000 shares at an option price of $10, which was the fair value at the date of the grant. This option was fully vested immediately. Directors are granted an additional 1,000 shares each year through the year 2000. The shares are granted at the fair value on the date of grant. Options vest ratably at twenty percent per year over five years.

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

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income in 1998 and 1997 would have been $526,216 and $215,697, respectively. The restated earnings per share would have been $0.66 and $0.27 in 1998 and 1997, respectively. The Company calculates a weighted-average fair value for each option. The weighted-average fair value for the options in 1998 and 1997 were $14.09 and $10.85, using the following assumptions for both years:


       Risk-free interest rate                                        5%
       Expected life (years)                                          10
       Expected volatility                                            8%
       Expected dividends                                             None


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 19.  STOCK OPTIONS (CONTINUED);


A summary of option transactions during the years ended December 31, 1998 and 1997 is shown below:


                                                                                       Number           Weighted-Average
                                                                                      of Shares          Exercise Price
                                                                                      --------           --------------
Outstanding at January 1, 1997                                                           102,500              10.00
       Granted: Directors                                                                  5,000              16.00
                                                                                      ----------

Outstanding at December 31, 1997                                                         107,500              10.29
                                                                                      ==========

Exercisable at December 31, 1997                                                          36,500              10.29
                                                                                      ==========

Outstanding at January 1, 1998                                                           107,500              10.29
       Granted: Employees                                                                  2,500              20.00
       Directors                                                                           5,000              20.00
                                                                                      ----------

Outstanding at December 31, 1998                                                         115,000              10.50
                                                                                      ==========

Exercisable at December 31, 1998                                                          54,000              10.50
                                                                                      ==========


A summary of options outstanding as of December 31, 1998 is shown below:


                                                        Weighted-Average
    Exercise          Number of Options              Remaining Contractual                Number of Options
      Price              Outstanding                    Life Outstanding                     Exercisable
    --------         -------------------             ----------------------               -----------------

    $ 10.00                   102,500                        7.5 years                            53,000
      16.00                     5,000                        8.5 years                             1,000
      20.00                     7,500                         10 years                                 0
                              -------                                                             ------
                              115,000                                                             54,000
                              =======                                                             ======


                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 20.  EARNINGS PER SHARE:


                                                                               FOR THE YEAR ENDED
                                                               1997                                      1998
                                           -------------------------------------------------------------------------------------
                                            Income          Shares        Per-Share       Income        Shares         Per-Share
                                          (Numerator)     (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                          -----------     -------------    -------      ---------      -----------      --------

Net Income                                 $ 239,112                --         --         552,556               --           --

Basic EPS
     Income Available to
       Common Stockholders                   239,112           800,000        .30         552,556          800,000          .69

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
   Method)                                        --            51,668         --              --           66,598           --
                                           ---------        ----------      -----        --------          -------        -----

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed exercise of options              $ 239,112           851,668        .28         552,556          866,598          .64
                                           =========        ==========      =====        ========        =========        =====



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

                                                          PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names of the Company's directors and executives officers, together with certain information regarding them, are as follows:

          Name, Age, and Address                        Company Position                      Principal Occupation
-------------------------------------------     ----------------------------------     -----------------------------------
Phillip R. Carriger (51)                        Director, President and                Banker
819 Xanadu Court                                Chief Executive Officer
Johnson City, TN 37604

Thomas J. Garland (64)                          Director                               College Professor/Consultant
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (56)                           Director                               Newspapers
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (65)                              Director                               Real Estate Developer
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz (63)                            Director                               Newspapers
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (65)                      Director                               Radiologist
810 Cloudland Drive
Johnson City, TN 37601


Biographies of Directors and Officers

Phillip R. Carriger, age 51, has been the Chief Executive Officer of People's Community in Johnson City since 1995. Prior to that time, he was the Senior Vice President of Hamilton Bank's Corporate Division. Mr. Carriger has over 26 years of experience in the banking industry, having worked for the Comptroller of the Currency as an Assistant National Bank Examiner, C&C Bank of Anderson County as a Senior Vice President and First American National Bank (in the Knoxville and Johnson City offices) as a Senior Vice President. Mr. Carriger graduated from the University of Tennessee with a B.S. Degree in Economics in 1971. Mr. Carriger is a member of the Kiwanis Club, East Tennessee State University Foundation Board of Trustees, Economic Development Board, Johnson City Development Authority Board, United Way and Girl's Inc. Board of Directors and President of the Johnson City Country Club Board of Directors.

C.C. Marshall, age 65, has been President of Mountcastle Corporation, a real estate development and construction firm, since 1967. Mr. Marshall was a director of Hamilton Bank for 17 years. He is a graduate of East Tennessee State University and a native of Johnson City.

Timothy P. Jones, age 56, is a Vice President, director and stockholder of Press Holding Corporation, the publisher of the Johnson City Press newspaper and seven other newspapers. Mr. Jones received his A.B. Degree in Economics from Wofford College, has a Masters degree in Mass Communications from Texas Tech University and is a former directors of the Tennessee Press Association. He is also a former director of Hamilton Bank and a past Chairman of the Board of Directors of the Johnson City/Jonesborough/Washington County Chamber of Commerce. Mr. Jones is Past President of the Johnson City Evening Rotary Club, Past President of the Johnson City Country Club Board of Directors, a member of the East Tennessee State University Foundation Board of Trustees, Economic Development Board and Johnson City Development Authority Board.

Thomas J. Garland, age 64, served for 21 years in the Tennessee State Senate (17 years as Senate Minority Leader). He is a former Chancellor of the Tennessee Board of Regents, former Chairman of the Board of Commerce Union Bank (now NationsBank) in Greeneville, Tennessee, and also served as Executive Vice President and a director of First American Bank, Tri-Cities. Mr. Garland, a graduate of East Tennessee State University, currently serves as Chairman of the Tusculum Institute for Public Leadership and Policy at Tusculum College. He is a member of the Board of Directors of Atmos Energy Corporation, Dallas Texas, and a former director of Tri-State Container, now Inland Container, in Elizabethton, Tennessee. Mr. Garland is a member of the boards of the Johnson City Medical Center, the Sequoyah Council Boy Scouts of America, ETSU National Alumni Association, the Greater Tri-Cities Business Alliance and the East Tennessee State University Foundation Board of Trustees.

James D. Swartz, age 63, has been a co-owner of Swartz-Morris Media (which owns two newspapers) and Swart Media Consultants, a company that advises newspapers in operation systems, since 1988. Prior to that time, Mr. Swartz was President or Worrell Enterprises, a media company with 33 newspapers and three television stations. Mr. Swartz was born in Johnson City, Tennessee, and currently serves on the East Tennessee State University Foundation Board of Trustees and ETSU College of Business Board of Advisors.

James W. Gibson, M.D., age 65, is currently associated with Mountain Empire Radiology , P.C. and has practiced his specialty of radiology in Johnson City since 1965. Dr. Gibson received his undergraduate education from Vanderbilt University, his Medical Degree from the University of Tennessee Medical School in Memphis and served his residency in radiology at Duke University Medical Center, Durham, North Carolina. He presently serves on the National Alumni Council for the University of Tennessee Medical School and is a member of the ETSU Foundation. He has served on the Johnson City Medical School Board of Directors and the Watauga Mental Health Center Board of Directors.

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes the compensation paid or accrued for the years ended December 31, 1998 and 1997 to the Chief Executive Officer. There are no other officers of the Company or Bank whose total annual salary exceeds $100,000; accordingly, disclosure regarding executive compensation is provided in the below tables only with respect to the Chief Executive Officer. The Company and its predecessor bank did not exist prior to 1996; accordingly, information is supplied in the tables below only for 1998 and 1997.



                                                                                        Annual
                                                                                      Compensation
                                                         Fiscal                                                   Salary
Name and Current Position                                 Year                   Salary ($)   Bonus ($)        Compensation
-------------------------------------------            ------------             -------------------------   -------------------

Phillip R. Carriger                                           1998                  $108,750                        $1,304 (1)
   President and Chief Executive                              1997                  $102,000                        $3,800 (1)
   Officer, Director                                          1996                   $95,000                        $3,800 (1)


(1)      Represents automobile reimbursement.


Option Grants in Preceeding Fiscal Years

         The following table sets forth information concerning stock option grants to the Company's Chief Executive Officer during 1996. There were no grants prior to that time or after that time.


                                                                       # OF SECURITIES                         % OF TOTAL
                                                                      UNDERLYING OPTIONS                    OPTIONS GRANTED TO
Name                                                                       GRANTED                           EMPLOYEES IN 1996
-----------------------------                                    -----------------------------         -----------------------------

Phillip R. Carriger                                                                  40,000                                   51.61%



Value of Unexercised Options

         This table presents information regarding the value of unexercised options held at December 31, 1998. No stock options were exercised, and there were no SARs outstanding during 1998, 1997, or 1996.



                                                                                                VALUE OF UNEXERCISABLE
                                                      NUMBER OF UNEXERCISED                     IN-THE-MONEY OPTIONS
                                                      OPTIONS AT FY-END (#)                     AT FY-END (1)
Name                                                 EXERCISABLE/UNEXERCISABLE                  EXERCISABLE/UNEXERCISABLE
-----------------------------                  --------------------------------------           ---------------------------------
Phillip R. Carriger                                       16,000/24,000                         $192,000/$288,000


(1) Dollar values were calculated by determining the difference between the price of common stock on December 31, 1998 of $22.00 per share and the exercise price of such options

Director Compensation

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

         1996 Stock Option Plan. The persons to whom options may be granted under the Employee Plan will be determined from time to time by the Company's Compensation Committee (the "Committee"). Officers and key employees of the Company of the Company and its subsidiary, as determined by the Board or the Committee, are eligible for grants of options.

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

         An aggregate of 100,000 shares of the Company's common stock, no par value, may be issued pursuant to the exercise of stock options by such officers and key employees of the Company and its subsidiary as the Committee determine. As of December 31, 1996, options covering a total of 77,500 shares had been granted under the Employee Plan. There are no limitations on the number of shares of common stock which may be optioned to any one person, except that the aggregate fair market value (determined as of the time the option is granted) of Company Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar under the Employee Plan (and any other incentive stock option plan of the Company or any subsidiary) may not exceed $100,000.

         Outside Directors' Stock Option Plan. The Directors' Plan provides that each person (except Dr. Gibson) who was a non-employee director of the Company in April 1996, will receive an option to purchase 5,000 shares of the Company's common stock, no par value. This option was exercisable immediately. In addition, on the first business day following the annual meeting of shareholders of each of the years 1996 through and including 2000, each outside director immediately following such annual meeting will be granted an option to purchase 1,000 shares of stock. These options will vest at a rate of 20% per year on the anniversary date of the annual meeting of shareholders. The exercise price of all options shall equal the fair market of the Company's common stock on the date of the grant.

         An aggregate of 60,000 shares are reserved for grants of options pursuant to the Directors' Plan. Shares subject to options which terminate or expire unexercised will be available for future option grants. The total number of shares subject to the Director's Plan and the number covered under each individual option is subject to automatic adjustment in the event of stock dividends, recapitalizations, mergers, consolidations, split-ups, combinations or exchanges of shares and the like, as determined by the Board of Directors.

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

         The Director's Plan is administered by the Board of Directors who is authorized to interpret the Plan but has no authority with respect to the selection of directors to receive options or the option price for shares subject to the Directors' Plan. The Board has no authority to materially increase the benefits under the plan. The Board may amend the Directors' Plan as it shall deem advisable but may not, without further shareholder approval, increase the maximum number of shares under the plan or options granted thereunder, reduce the minimum option price, extend the period during which options may be granted or exercised, or change the class of persons eligible to receive options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1998 certain information with respect to the shares of the common stock of the Company beneficially owned by the shareholders known to the Company to own beneficially more than 5% of the shares and the shares of common stock beneficially owned by the Company's directors and executive officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all presently exercisable options and options that will become exercisable within 120 days from the date of this table, that have been issued pursuant to any of the Company's stock option plans, have been exercised.



             Name and Address                                                            Number of Shares Beneficially
           of Beneficial Owners                                                              Owned on 12/31/98 (%)
-------------------------------------------                                            -----------------------------------

Phillip R. Carriger (1)                                                                     36,000           (4.41%)
819 Xanadu Court
Johnson City, TN 37604

Thomas J. Garland (2)                                                                       15,600           (1.94%)
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (2)                                                                        15,600           (1.94%)
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (2)                                                                           34,678           (4.30%)
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz (2)                                                                         50,600           (6.28%)
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (3)                                                                   10,600           (1.32%)
810 Cloudland Drive
Johnson City, TN 37601

All Directors and Executive Officers as a group (six persons) (4)                           163,078          (19.44%)


(1) Includes 16,000 shares which Mr. Carriger currently has a right to acquire under Company stock options.
(2) Includes 5,600 shares which each of these directors currently has a right to acquire under Company stock options.
(3) Includes 600 chares which Dr. Gibson currently has a right to acquire under Company stock options.
(4) Includes 39,000 shares which all officers and directors as a group currently have a right to purchase under Company stock options.


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

There are no cases in which aggregate extensions of credit outstanding to any one director or officer and his associates exceeds 10% of the equity capital of the Bank. At December 31, 1998, the total amount of loans to directors and executive officers was $31,497, or approximately .4% of shareholder's equity.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits Filed


         Exhibit
         Number            Description

         3.1               Charter of Registrant (previously filed as Exhibit
                           3(a) as part of the Registration Statement on Form
                           S-4 No. 333-4984, filed June 6, 1996, which
                           incorporated herein by reference).

         3.2               Bylaws of Registrant (previously filed as Exhibit 3
                           (b) as part of the Registration Statement No.
                           333-4984, which exhibit is incorporated herein by reference).

         10.1 PCB Bancorp, Inc. 1996 Stock Option Plan (previously filed as Appendix C to Registration Statement No.
                           333-4984, which appendix is incorporated herein by reference).

         10.2              PCB Bancorp, Inc. Outside Directors' Stock Option
                           Plan (previously filed as Appendix D to Registration
                           Statement No. 33-4984, which appendix is incorporated herein by reference).

         21                Subsidiaries of the Registrant

         27.1              1998 Financial Data Schedule (for SEC use only)

         27.2              1997 Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant's last fiscal year.


              In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               PCB BANCORP, INC.
               (Registrant)


               By:/s/ Phillip R. Carriger
               --------------------------------------------------------------
               Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

               Date: March 25, 1999
               --------------------------------------------------------------


               By:/s/ Larry Parks
               --------------------------------------------------------------
               Larry Parks, Vice President
               (Principal Accounting Officer)

               Date: March 25, 1999
               --------------------------------------------------------------




              In accordance with the Exchange Act, this report has been sigend below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               By:/s/ Phillip R. Carriger
               ---------------------------------------------------------
               Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

               Date: March 25, 1999
               ---------------------------------------------------------


               By:/s/ Thomas J. Garland
               ---------------------------------------------------------
               Thomas J. Garland, Director

               Date: March 25, 1999
               ---------------------------------------------------------


               By:/s/ Timothy P. Jones
               ---------------------------------------------------------
               Timothy J. Jones, Director

               Date: March 25, 1999
               ---------------------------------------------------------


               By:/s/ C.C. Marshall
               ---------------------------------------------------------
               C.C. Marshall, Director

               Date: March 25, 1999
               ---------------------------------------------------------


               By:/s/ J.D. Swartz
               ---------------------------------------------------------
               J.D. Swartz, Director

               Date: March 25, 1999
               ---------------------------------------------------------

               By:/s/ James W. Gibson
               ---------------------------------------------------------
               James W. Gibson, Director

               Date: March 25, 1999
               ---------------------------------------------------------