Form 10QSB
period 1999-03-31
PCB BANCORP INC
filed 1999-05-13
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999

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


                                 (423) 915-2222
        -----------------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


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

                            Yes   X                No
                                ----                  ----


                                     800,000
                                ----------------
     (Outstanding shares of the issuer's common stock as of March 31, 1999)

                  Transitional Small Business Disclosure Format

                            Yes                    No  X
                               ----                  ----

                                PCB BANCORP, INC.

                                      INDEX



Number                                                                                                   Page
--------------                                                                                           ----
PART 1.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                           March 31, 1999 (Unaudited) and December 31, 1998                                3

                      Consolidated Statements of Income
                           Three Months Ended March 31, 1999
                             and 1998 (Unaudited)                                                          4

                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 1999 and 1998 (Unaudited)                          5

                      Notes to Consolidated Financial Statements (Unaudited)                               6

Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        7 - 9


PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                   10

Item 2.               Changes in Securities                                                               10

Item 3.               Default Upon Senior Securities                                                      10

Item 4.               Submission of Matters to a Vote of Security Holders                                 10

Item 5.               Other Information                                                                   10

Item 6.               Exhibits and Reports on Form 8-k                                                    10

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
--------------------------------------------------------------------------------

                        PCB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                        (In Thousands)
                                                                    -------------------------
                                                                    March 31,    December 31,
ASSETS                                                                1999           1998
---------------------------------------------------------------------------------------------
Cash and due from Banks                                                2,255       $  2,048
Federal funds sold                                                     3,315          6,574
Securities held to maturity                                              500            500
Securities available-for-sale, at fair value                          16,531         12,157
Other Investments                                                        266            266
Loans                                                                 66,713         67,052
Allowance for loan losses                                               (835)          (825)
                                                                    --------       --------
   Loans, net                                                         65,878         66,227
                                                                    --------       --------
Premises and equipment                                                 3,277          3,217
Accrued income receivable                                                584            502
Other assets                                                             149             83
                                                                    --------       --------
                                                                    $ 92,755       $ 91,574
                                                                    ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
---------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                          $  9,331       $  9,432
      Interest bearing                                                74,446         72,377
                                                                    --------       --------
         Total deposits                                               83,777         81,809
Accrued interest payable                                                 218            405
Other Liabilities                                                        336            981
                                                                    --------       --------
         Total Liabilities                                            84,331         83,195
                                                                    --------       --------

Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                           0              0
   Common stock, $1 par value, 3,000,000 shares authorized;
     800,000 shares issued and outstanding                               800            800
   Additional paid-in capital                                          7,200          7,200
   Retained Earnings                                                     415            310
   Unrealized Holding Gain/Loss-Equity                                     9             69
                                                                    --------       --------
         Total shareholder's equity                                    8,424          8,379
                                                                    --------       --------
                                                                    $ 92,755       $ 91,574
                                                                    ========       ========

                        PCB BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                     (In Thousands)
                                                                  ----------------------
                                                                    Three Months Ended
                                                                    1999          1998
                                                                  --------      --------
INTEREST INCOME:
   Loans, including fees                                          $  1,493      $  1,359
   Securities:
      Taxable                                                          120            52
      Tax exempt                                                        60             5
   Federal funds sold                                                   67            61
                                                                  --------      --------
         Total interest income                                       1,740         1,477
                                                                  --------      --------

INTEREST EXPENSE:
   Deposits                                                            924           776
   Other borrowings                                                     --            --
                                                                  --------      --------
         Total interest expense                                        924           776
                                                                  --------      --------
         Net interest income                                           816           701
PROVISION FOR LOAN LOSSES                                               19            33
                                                                  --------      --------
         Net interest income after provision for loan losses           797           668
                                                                  --------      --------

OTHER INCOME:
   Service charges on deposit accounts                                  57            11
   Other service charges, commissions and fees                           6            28
                                                                  --------      --------
         Total other income                                             63            39
                                                                  --------      --------

OTHER EXPENSES:
   Salaries and employee benefits                                      362           294
   Occupancy expense                                                    56            41
   Other operating expenses                                            234           162
                                                                  --------      --------
          Total other expenses                                         652           497
                                                                  --------      --------
          Income before income taxes                                   208           210
INCOME TAXES                                                            84            85
TAX-EXEMPT SECURITIES ADJUSTMENT                                        20             2
                                                                  --------      --------
          Net income                                                   144           127
                                                                  ========      ========
Earnings per share                                                    0.18          0.16
                                                                  ========      ========
Weighted average shares outstanding                                800,000       800,000
                                                                  --------      --------

                        PCB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                (In Thousands)
                                                                              Three Months Ended
                                                                             ---------------------
                                                                               1999          1998
                                                                             -------       -------
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
     Net Income                                                              $   144       $   127
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and Amortization                                             68            56
        Provision for loan losses                                                 19            33
        Increase in accrued income receivable                                    (69)           (1)
        Other, net                                                              (280)         (190)
                                                                             -------       -------
          Net cash provided(used) by operating activities                       (118)           25
                                                                             -------       -------

Cash flows from investing activities:
     (Increase)/decrease in federal funds sold                                 3,259        (5,463)
     Purchases of held to maturity securities                                     --         1,960
     Purchases of securities available-for-sale                               (4,467)       (1,994)
     Net (increase)/decrease in loans                                            360        (1,693)
     Purchases of premises and equipment                                        (121)         (679)
     Purchases of Federal Home Loan Bank stock                                    --           (38)
                                                                             -------       -------
          Net cash used by investing activities                                 (969)       (7,907)
                                                                             -------       -------

Cash flows from financing activities:
     Dividends paid-out                                                          (40)
     Increase in deposits                                                      1,334         7,831
                                                                             -------       -------
          Net cash provided by financing activities                            1,294         7,831
                                                                             -------       -------
          Net increase in cash                                                   207           (51)
Cash and due from banks at beginning of period                                 2,048         2,151
                                                                             -------       -------
Cash and due from banks at end of period                                     $ 2,255       $ 2,100
                                                                             =======       =======
Cash payments for interest                                                   $ 1,110       $   543
                                                                             =======       =======
Cash payments for income taxes                                               $    70       $    --
                                                                             =======       =======

                        PCB BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)


NOTE 1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the first quarter of 1999. Total assets have grown $1.18 million or 1.2% since December 31, 1998. During the period January 1, 1999 to March 31, 1999, the growth in total assets has been funded by increases in deposits of $1.97 million or 2.4%. This growth and anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Loans have decreased $339,000 or .5% since December 31, 1998. Investment securities have increased $4.37 million or 35% since December 31, 1998.

NONPERFORMING ASSETS AND RISK ELEMENTS. The Bank had $25,000 in nonperforming assets at March 31, 1999. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1999, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside of the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $2.3 million and federal funds sold of $3.3 million as of March 31, 1999. In addition, loans and investment securities repricing or maturing in one year or less exceed $27.3 million at March 31, 1999. The Bank has approximately $5.97 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily stand by letters of credit, are approximately $1.1 million at March 31, 1999. In addition to the Federal Home Loan Bank membership, the Bank has established a federal fund line of credit with a correspondent bank totaling $2 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources, or results of operations.

Total equity capital at March 31, 1999, is $8.4 million or 9.1% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of March 31, 1999 for all regulatory agencies. The Bank's capital ratios as of March 31, 1999, are as follows:

                  Tier 1 capital                              12.2%

                  Tier 2 capital                               1.2%

                  Total risk-based                            13.5%


RESULTS OF OPERATIONS

The Company had net income of $144,000 in the first quarter compared to income of $127,000 in the first quarter of 1998. Net interest income was up $115,000 or 16.4% over the first quarter of 1999 compared to 1998.

Interest Income and interest expense both increased from 1998 to 1999 because of the increase in earning assets and deposits from March 31, 1998 to March 31, 1999. The growth in non-interest income for the first quarter of 1998 reflects the increase in deposits during 1999 reflects the increase in deposits during 1999 and 1998.

The provision for loan losses was $19,000 in the first quarter of 1999 compared to $33,000 in the first of 1998. The allowance for loan losses of $835,000 at March 31, 1999 (approximately 1.25% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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

People's Community Bank is creating contingency plans intended to address perceived risks associated with its Year 2000 effort. These activities include planning to mitigate any remaining risks associated with the remediation of critical systems, business resumption planning to address the possibility of systems failure, and resumption planning to address the possibility of failure of systems or processes outside our control. Our Contingency Plan is scheduled for completion by June 30, 1999.

People's Community Bank has determined that the Year 2000 issue may be critical to its operation; however, Management does not believe customer readiness is or will be material to its overall performance. Management also believes that the total costs of becoming Year 2000 compliant will not be significant. Through 1998, expenditures for Year 2000 were immaterial, and as of this date, Year 2000 related expenditures are projected to be approximately $30,000.00.

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

                  b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                              PCB BANCORP, INC.
                                                         -----------------------------------------------------------
                                                                                 (Registrant)




              5/7/99                                                     /s/   Phillip R. Carriger
--------------------------------                         -----------------------------------------------------------
              (Date)                                     Phillip R. Carriger, Chairman and Chief Executive Officer
                                                         (Principle Executive Officer)





              5/7/99                                                     /s/   Larry E. Parks
--------------------------------                         -----------------------------------------------------------
              (Date)                                     Larry E. Parks, Vice President
                                                         (Principal Accounting Officer)