Form 10QSB
period 1999-06-30
PCB BANCORP INC
filed 1999-08-13
CIK 1016467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Transition Period From        to       .
                                              -------    ------

                          Commission File No. 33-4984

                               PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                          Tennessee                                                        62-1641671
-----------------------------------------------------                     ----------------------------------------------
   (State or other jurisdiction of incorporation)                            (I.R.S. Employer Identification Number)


      300 Sunset Dr : Johnson City, Tennessee                                                   37604
-----------------------------------------------------                     ----------------------------------------------
         (Address of Principal Executive Office)                                              (Zip Code)



                                 (423) 915-2222
          -----------------------------------------------------------
                (Issuer's Telephone Number Including Area Code)


      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:
                                      None
                               ------------------

Indicate by the check mark whether the Issuer: (1) has filed all reports required by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]             No [ ]

                                    800,000
                               ------------------
     (Outstanding shares of the issuer's common stock as of June 30, 1999)


                 Transitional Small Business Disclosure Format


                           Yes [ ]             No [X]

                               PCB BANCORP, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

Number                                                                                                   Page
--------------                                                                                        ------------
PART 1.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                           June 30, 1999 (Unaudited) and December 31, 1998                                 3

                      Consolidated Statements of Income
                           Three Months and Six Months Ended June 30, 1999
                             and 1998 (Unaudited)                                                          4

                      Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 1999 and 1998 (Unaudited)                             5

                      Notes to Consolidated Financial Statements (Unaudited)                               6

Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        7 - 9


PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                   10

Item 2.               Changes in Securities                                                               10

Item 3.               Default Upon Senior Securities                                                      10

Item 4.               Submission of Matters to a Vote of Security Holders                                 10

Item 5.               Other Information                                                                   10

Item 6.               Exhibits and Reports on Form 8-k                                                    10

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
---------------------------------------------------------------------------------------------

                        PCB BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                                                                         (In Thousands)
                                                                  ----------------------------
                                                                     June 30,    December 31,
ASSETS                                                                 1999           1998
----------------------------------------------------------------------------------------------
Cash and due from Banks                                                4,122       $  2,048
Federal funds sold                                                     3,800          6,574
Securities held to maturity                                              500            500
Securities available-for-sale, at fair value                          15,361         12,157
Other Investments                                                        270            266
Loans                                                                 67,050         67,052
Allowance for loan losses                                               (841)          (825)
                                                                    --------       --------
   Loans, net                                                         66,209         66,227
                                                                    --------       --------
Premises and equipment                                                 3,235          3,217
Accrued income receivable                                                564            502
Other assets                                                             280             83
                                                                    --------       --------

                                                                    $ 94,341       $ 91,574
                                                                    =======================


LIABILITIES AND STOCKHOLDER'S EQUITY
----------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                          $ 10,130       $  9,432
      Interest bearing                                                75,527         72,377
                                                                    --------       --------
         Total deposits                                               85,657         81,809
Accrued interest payable                                                 229            405
Other Liabilities                                                         61            981
                                                                    --------       --------
         Total Liabilities                                            85,947         83,195
                                                                    --------       --------


Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                           0              0
   Common stock, $1 par value, 3,000,000 shares authorized;
     800,000 shares issued and outstanding                               800            800
   Additional paid-in capital                                          7,200          7,200
   Retained Earnings                                                     605            310
   Unrealized Holding Gain/Loss-Equity                                  (211)            69
                                                                    --------       --------
         Total shareholder's equity                                    8,394          8,379
                                                                    --------       --------

                                                                    $ 94,341       $ 91,574
                                                                    -----------------------


                        PCB BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                    (In Thousands)              (In Thousands)
                                                             --------------------------     ------------------------
                                                                  Three Months Ended             Six Months Ended
                                                                       June 30                       June 30
                                                                   1999         1998            1999           1998
                                                             -------------  -----------     -----------    ---------
INTEREST INCOME:
   Loans, including fees                                          $  1,447      $  1,470      $  2,940      $  2,829
   Securities:
      Taxable                                                          174            58           294           110
      Tax exempt                                                        64            18           124            23
   Federal funds sold                                                   31            56            98           117
                                                                  --------      --------      --------      --------
           Total interest income                                     1,716         1,602         3,456         3,079
                                                                  --------      --------      --------      --------

INTEREST EXPENSE:
   Deposits                                                            889           827         1,813         1,603
   Other borrowings                                                     --            --            --            --
                                                                  --------      --------      --------      --------
         Total interest expense                                        889           827         1,813         1,603
                                                                  --------      --------      --------      --------
         Net interest income                                           827           775         1,643         1,476
PROVISION FOR LOAN LOSSES                                               18            41            37            74
                                                                  --------      --------      --------      --------
         Net interest income after provision for loan losses           809           734         1,606         1,402
                                                                  --------      --------      --------      --------

OTHER INCOME:
   Service charges on deposit accounts                                  19            12            30            23
   Other service charges, commissions and fees                          65            32           117            60
                                                                    ------        ------        ------        ------
         Total other income                                             84            44           147            83
                                                                    ------        ------        ------        ------

OTHER EXPENSES:
   Salaries and employee benefits                                      334           315           696           609
   Occupancy expense                                                    55            45           111            86
   Other operating expenses                                            222           199           456           361
                                                                   -------       -------       -------       --------
          Total other expenses                                         611           559         1,263         1,056
                                                                   -------       -------       -------       --------
          Income before income taxes                                   282           219           490           429
INCOME TAXES                                                           113            89           197           174
TAX-EXEMPT SECURITIES ADJUSTMENT                                        22             7            42             9
                                                                  --------      --------      --------      --------

          Net income                                                   191           137           335           264
                                                                  ========      ========      ========      ========


Earnings per share                                                    0.24          0.17          0.42          0.33
                                                                  ========      ========      ========      ========

Weighted average shares outstanding                                800,000       800,000       800,000       800,000
                                                                  ========      ========      ========      ========

                        PCB BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      (In Thousands)
                                                                                  -----------------------
                                                                                      Six Months Ended
                                                                                          June 30
                                                                                     1999          1998
                                                                                   --------      --------
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
     Net Income                                                                    $    335      $    264
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and Amortization                                                   142           112
        Provision for loan losses                                                        37            74
        Increase in accrued income receivable                                           (54)          (63)
        Other, net                                                                     (534)          (86)
                                                                                   --------      --------
          Net cash provided(used) by operating activities                               (74)          301
                                                                                   --------      --------

Cash flows from investing activities:
     (Increase)/decrease in federal funds sold                                        2,774        (1,339)
     Purchases of held to maturity securities                                            --         2,180
     Purchases of securities available-for-sale                                      (3,651)       (4,166)
     Net (increase)/decrease in loans                                                    (2)       (5,447)
     Purchases of premises and equipment                                               (147)         (917)
     Purchases of Federal Home Loan Bank stock                                           --          (164)
                                                                                   --------      --------
          Net cash used by investing activities                                      (1,026)       (9,853)
                                                                                   --------      --------

Cash flows from financing activities:
     Dividends paid-out                                                                 (40)
     Increase in deposits                                                             3,214        10,760
                                                                                   --------      --------
          Net cash provided by financing activities                                   3,174        10,760
                                                                                   --------      --------

          Net increase in cash                                                        2,074         1,208

Cash and due from banks at beginning of period                                        2,048         2,151
                                                                                   --------      --------

Cash and due from banks at end of period                                           $  4,122      $  3,359
                                                                                   ========      ========


Cash payments for interest                                                         $  1,910      $  1,283
                                                                                   ========      ========
Cash payments for income taxes                                                     $    205      $     --
                                                                                   ========      ========

                        PCB BANCORP, INC. AND SUBSIDIARY

            Notes to Consolidated Financial Statements (Unauditied)


NOTE 1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------


FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the second quarter of 1999. Total assets have grown $2.77 million or 3.02% since December 31, 1998, and $1.59 million or 1.71% since March 31, 1999. During the period January 1, 1999 to June 30, 1999, the growth in total assets has been funded by increases in deposits of $3.85 million or 4.7% growth. This growth, and anticipated future growth, will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Loans have decreased $2,000 or, basically, 0% since December 31, 1998. The loan portfolio, however, has grown $337,000 or .5% since March 31, 1999. Investment securities have increased $3.20 million or 26.36% since December 31, 1998. Investment securities have decreased $1.17 million or 7.08% since March 31, 1999.

NONPERFORMING ASSETS AND RISK ELEMENTS. The Bank had $16,000 in nonperforming assets at June 30, 1999. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1999, the Bank had no concentrations of ten percent or more in total loans in any single industry or any geographical area outside of the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans, which become ninety days past due (principal and interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.12 million and federal funds sold of $3.8 million as of June 30, 1999. In addition, loans and investment securities repricing or maturing in one year or less exceed $29.8 million at June 30, 1999. The Bank has approximately $8.4 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily financial standby letters of credit, are approximately $1.1 million at June 30, 1999.

With the exception of unfunded loan commitments, there are no known trends or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. The Bank has secured additional sources of funds, above and beyond those supplied through the normal course of business, should liquidity needs arise. The Bank has established a federal funds line of credit with its correspondent bank, First American National Bank, totaling $2.5 million. An additional $2.5 million Securities Repurchase Agreement has also been arranged between the Bank and First American National Bank. As a benefit of its Federal Home Loan Bank membership, the Bank has a $2 million line of credit, with $1.5 million of the line currently pledged toward the State of Tennessee Collateral Pool Board for the securing of public funds held on deposit. The Bank has received approval from the Federal Home Loan Bank for a special Y2K line of credit totaling $9 million. A $2.5 million federal funds line of credit has also been secured through Columbus Bank and Trust in Columbus, Georgia. The Board of Directors has also authorized the Bank to apply to the Federal Reserve for the ability to borrow through the Federal Discount Window in Atlanta, Georgia. The Federal Discount Window allows participants to borrow funds against pledged assets of the Bank. In addition, the Company is not aware of any adverse recommendations by bank regulatory agencies, which would have a material impact on the Company's liquidity, capital resources, or results of operations.

Total equity capital at June 30, 1999 is $8.4 million or 8.9% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of June 30, 1999 for all regulatory agencies. The Bank's capital ratios as of June 30, 1999, are as follows:
                           Tier 1                             9.88%

                           Tier 2                             1.00%

                           Total Risk-based capital           10.88%

RESULTS OF OPERATIONS

The Company had net income of $191,000 during the second quarter of 1999 compared to net income of $137,000 during the second quarter of 1998. For the six months ended June 30, 1999, the Company had net income of $335,000, which was a 26.9% increase over the same period in 1998. Net interest income was up $52,000 or 6.71% over the second quarter of 1999 compared to 1998. Net interest income for the six month period ended June 30, 1999 increased $167,000 or 11.31% over the same period in 1998.

Interest income and interest expense both increased from 1998 to 1999 because of the increase in earning assets and deposits from June 1998 to June 1999. The growth in non-interest income for the period ending June 30, 1999 reflects the increase in deposits during 1998 and 1999.

The provision for loan losses was $18,000 in the second quarter of 1999 compared to $41,000 in the second quarter of 1998. The allowance for loan losses of $841,000 at June 30, 1999 (approximately 1.25% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

YEAR 2000 REPORT

People's Community Bank, like all other banks and financial institutions, is aware of and taking steps to address the Year 2000 issue. Our Year 2000 strategy is designed to position us for success for the next millennium. We have reviewed all areas of Year 2000 risk for our Bank. We formed a Project Team and began building internal awareness. A Steering Committee comprised of senior management was organized and a senior officer was appointed as Year 2000 Project Administrator. The Steering Committee is responsible for evaluating Year 2000 impact on systems, and then testing or verifying that readiness. Our project methodology conforms to guidelines suggested by the Federal Financial Institutions Examinations Council. The foundation of our approach involves five phases: Awareness, Assessment, Renovation, Validation, and Implementation. Our Year 2000 process and progress are reviewed and evaluated by government regulators. Testing and analyzing hardware and software is a critical element to addressing the Year 2000 issue. During the first half of 1999, we substantially completed the remediation and testing of our critical systems. In addition, we are actively working with our customers in all areas to ensure the Year 2000 readiness of software, hardware, services, and processes used to conduct business. The Steering Committee has also prepared a Contingency Plan to address actions to be taken before, during and after January 1, 2000. We have also prepared a cash and liquidity plan to prepare for additional cash, which might be needed to respond to customer requests.

For the remainder of 1999, People's Community Bank will continue to validate readiness for the Year 2000 date change through further systems tests. Detailed contingency, cash and liquidity plans will be implemented to ensure a smooth transition into the new century. We believe that our approach is sound, comprehensive and positions us to be successful in the Year 2000 and beyond.

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


Item 2.           Changes in Securities
                  ---------------------
                  None


Item 3.           Default Upon Senior Securities
                  ------------------------------
                  None


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None


Item 5.           Other Information
                  -----------------
                  None


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  a)    Exhibit 27 - Financial Data Schedule (for SEC use only.)
                  b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                 PCB BANCORP, INC.
                                                          -----------------------------------------
                                                                    (Registrant)




             8/10/99                                Phillip R. Carriger
--------------------------------         ----------------------------------------------------------
              (Date)                     Phillip R. Carriger, Chairman and Chief Executive Officer
                                         (Principle Executive Officer)





             8/10/99                                Larry E. Parks
--------------------------------        -----------------------------------------------------------
              (Date)                    Larry E. Parks, Vice President
                                        (Principal Accounting Officer)