Form 10QSB
period 1999-09-30
PCB BANCORP INC
filed 1999-11-15
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the Transition Period From _________________ to ________________.


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


                                 (423) 915-2222
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


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

               Yes    [ X ]                No [   ]


                                     806,200
                               ------------------
   (Outstanding shares of the issuer's common stock as of September 30, 1999)

                  Transitional Small Business Disclosure Format

               Yes    [   ]                No [ X ]

                               PCB BANCORP, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

 Number                                                                                                    Page
--------------                                                                                        ------------
PART 1.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                           September 30, 1999 (Unaudited) and December 31, 1998                            3

                      Consolidated Statements of Income
                           Three Months and Nine Months Ended September 30, 1999
                             and 1998 (Unaudited)                                                          4

                      Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1999 and 1998 (Unaudited)                       5

                      Notes to Consolidated Financial Statements (Unaudited)                               6

Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        7 - 9


PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                   10

Item 2.               Changes in Securities                                                               10

Item 3.               Default Upon Senior Securities                                                      10

Item 4.               Submission of Matters to a Vote of Security Holders                                 10

Item 5.               Other Information                                                                   10

Item 6.               Exhibits and Reports on Form 8-k                                                    10

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
------------------------------------------------------------------------------

                        PCB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              (In Thousands)
                                                                      ------------------------------
                                                                      September 30,     December 31,
ASSETS                                                                     1999              1998
----------------------------------------------------------------------------------------------------
Cash and due from Banks                                                     3,524           $  2,048
Federal funds sold                                                          9,126              6,574
Securities held to maturity                                                   601                500
Securities available-for-sale, at fair value                               18,118             12,157
Other Investments                                                             270                266
Loans                                                                      69,574             67,052
Allowance for loan losses                                                    (870)              (825)
                                                                        ---------           --------
   Loans, net                                                              68,704             66,227
                                                                        ---------           --------
Premises and equipment                                                      3,152              3,217
Accrued income receivable                                                     508                487
Other assets                                                                  340                 98
                                                                        ---------           --------

                                                                        $ 104,343           $ 91,574
                                                                        =========           ========


LIABILITIES AND STOCKHOLDER'S EQUITY
----------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                              $   9,782           $  9,432
      Interest bearing                                                     85,689             72,377
                                                                        ---------           --------
         Total deposits                                                    95,471             81,809
Accrued interest payable                                                      301                405
Other Liabilities                                                              68                981
                                                                        ---------           --------
         Total Liabilities                                                 95,840             83,195
                                                                        ---------           --------


Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                                0                  0
   Common stock, $1 par value, 3,000,000 shares authorized;
     806,200 shares issued and outstanding                                    806                800
   Additional paid-in capital                                               7,259              7,200
   Retained Earnings                                                          741                310
   Unrealized Holding Gain/Loss-Equity                                       (303)                69
                                                                        ---------           --------
         Total shareholder's equity                                         8,503              8,379
                                                                        ---------           --------

                                                                        $ 104,343           $ 91,574
                                                                        =========           ========

                        PCB BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                  (Unaudited)

                                                                       (In Thousands)             (In Thousands)
                                                                     ------------------         -------------------
                                                                     Three Months Ended           Nine Months Ended
                                                                     1999         1998          1999           1998
                                                                     ----         ----          ----           ----
INTEREST INCOME:
   Loans, including fees                                          $  1,558      $  1,499      $  4,498      $  4,328
   Securities:
      Taxable                                                          182            70           476           180
      Tax exempt                                                        66            33           190            57
   Federal funds sold                                                  113            84           211           202
                                                                  --------      --------      --------      --------
         Total interest income                                       1,919         1,686         5,375         4,767
                                                                  --------      --------      --------      --------

INTEREST EXPENSE:
   Deposits                                                          1,002           889         2,815         2,493
   Other borrowings                                                     --            --            --            --
                                                                  --------      --------      --------      --------
         Total interest expense                                      1,002           889         2,815         2,493
                                                                  --------      --------      --------      --------
         Net interest income                                           917           797         2,560         2,274
PROVISION FOR LOAN LOSSES                                               34            11            71            85
                                                                  --------      --------      --------      --------
         Net interest income after provision for loan losses           883           786         2,489         2,189
                                                                  --------      --------      --------      --------

OTHER INCOME:
   Service charges on deposit accounts                                  25            41            55           111
   Other service charges, commissions and fees                          76             5           193            17
                                                                  --------      --------      --------      --------
         Total other income                                            101            46           248           128
                                                                  --------      --------      --------      --------

OTHER EXPENSES:
   Salaries and employee benefits                                      409           320         1,105           929
   Occupancy expense                                                    52            53           163           140
   Other operating expenses                                            257           221           713           582
                                                                  --------      --------      --------      --------
          Total other expenses                                         718           594         1,981         1,651
                                                                  --------      --------      --------      --------
          Income before income taxes                                   266           238           756           666
INCOME TAXES                                                           114            95           311           270
TAX-EXEMPT SECURITIES ADJUSTMENT                                        22            13            64            23
                                                                  --------      --------      --------      --------

          Net income                                                   174           156           509           419
                                                                  ========      ========      ========      ========


Earnings per share                                                    0.22          0.20          0.64          0.52
                                                                  ========      ========      ========      ========

Weighted average shares outstanding                                804,030       800,000       801,364       800,000
                                                                  ========      ========      ========      ========

                        PCB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                (In Thousands)
                                                                       ----------------------------
                                                                             Nine Months Ended
                                                                          1999              1998
                                                                       ---------          ---------
INCREASE(DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
     Net Income                                                        $    509           $    419
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and Amortization                                       276                172
        Provision for loan losses                                            71                 85
        Increase in accrued income receivable                               (21)               (70)
        Other, net                                                       (1,048)               192
                                                                       --------           --------
          Net cash provided(used) by operating activities                  (213)               798
                                                                       --------           --------

Cash flows from investing activities:

     (Increase)/decrease in federal funds sold                           (2,552)            (4,155)
     Purchases of held to maturity securities                              (101)             2,180
     Purchases of securities available-for-sale                          (6,546)            (6,444)
     Net (increase)/decrease in loans                                    (2,522)            (5,794)
     Purchases of premises and equipment                                   (172)            (1,112)
     Purchases of Federal Home Loan Bank stock                               --               (185)
                                                                       --------           --------
          Net cash used by investing activities                         (11,893)           (15,510)
                                                                       --------           --------

Cash flows from financing activities:
     Dividends paid-out                                                     (80)
     Increase in deposits                                                13,662             15,566
                                                                       --------           --------
          Net cash provided by financing activities                      13,582             15,566
                                                                       --------           --------

          Net increase in cash                                            1,476                854

Cash and due from banks at beginning of period                            2,048              2,151
                                                                       --------           --------

Cash and due from banks at end of period                               $  3,524           $  3,005
                                                                       ========           ========


Cash payments for interest                                             $  2,912           $  2,539
                                                                       ========           ========
Cash payments for income taxes                                         $    273           $     --
                                                                       ========           ========

                        PCB BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)




NOTE 1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the third quarter of 1999. Total assets have grown $12.77 million or 13.94% since December 31, 1998, and $10 million or 10.60% since June 30, 1999. During the period January 1, 1999 to September 30, 1999, the growth in total assets has been funded by increases in deposits of $13.66 million or 16.7% growth. This growth, and anticipated future growth, will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Loans have increased $2.5 million or 3.76% since December 31, 1998. The loan portfolio, however, has grown $ 2.52 million or 3.76% since June 30, 1999. Investment securities have increased $6.06 million or 47.89% since December 31, 1998. Investment securities have increased $2.86 million or 18.02% since June 30, 1999.

NONPERFORMING ASSETS AND RISK ELEMENTS. The Bank had $306,000 in nonperforming assets at September 30, 1999. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1999, the Bank had no concentrations of ten percent or more in total loans in any single industry or any geographical area outside of the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans, which become ninety days past due (principal and interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had other real estate owned of $188,000 at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.52 million and federal funds sold of $9.1 million as of September 30, 1999. In addition, loans and investment securities repricing or maturing in one year or less exceed $29.6 million at September 30, 1999. The Bank has approximately $7.74 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily financial standby letters of credit, are approximately $1.2 million at September 30, 1999.

With the exception of unfunded loan commitments, there are no known trends or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. The Bank has secured additional sources of funds, above and beyond those supplied through the normal course of business, should liquidity needs arise. The Bank has established a federal funds line of credit with its correspondent bank, First American National Bank, totaling $2.5 million. An additional $2.5 million Securities Repurchase Agreement has also been arranged between the Bank and First American National Bank. As a benefit of its Federal Home Loan Bank membership, the Bank has a $2 million standby letter of credit, with $1.5 million of the line currently pledged toward the State of Tennessee Collateral Pool Board for the securing of public funds held on deposit. The Bank has received approval from the Federal Home Loan Bank for a special Y2K line of credit totaling $9 million. A $2.5 million federal funds line of credit has also been secured through Columbus Bank and Trust in Columbus, Georgia. The Board of Directors has also authorized the Bank to apply to the Federal Reserve for the ability to borrow through the Federal Discount Window in Atlanta, Georgia. The application with the Federal Reserve is pending as of this report date. The Federal Discount Window allows participants to borrow funds against pledged assets of the Bank. In addition, the Company is not aware of any adverse recommendations by bank regulatory agencies, which would have a material impact on the Company's liquidity, capital resources, or results of operations.

Total equity capital at September 30, 1999 is $8.5 million or 8.1% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of September 30, 1999 for all regulatory agencies. The Bank's capital ratios as of September 30, 1999, are as follows:

                Tier 1                              9.95%

                Tier 2                              1.00%

                Total Risk-based capital           10.95%

RESULTS OF OPERATIONS

The Company had net income of $174,000 during the third quarter of 1999 compared to net income of $156,000 during the third quarter of 1998. For the nine months ended September 30, 1999, the Company had net income of $509,000, which was a 21.5% increase over the same period in 1998. Net interest income was up $120,000 or 15.1% over the third quarter of 1999 compared to 1998. Net interest income for the nine month period ended September 30, 1999 increased $286,000 or 12.58% over the same period in 1998.

Interest income and interest expense both increased from 1998 to 1999 because of the increase in earning assets and deposits from September 1998 to September 1999. The growth in non-interest income for the period ending September 30, 1999 reflects the increase in deposits during 1998 and 1999.

The provision for loan losses was $34,000 in the third quarter of 1999 compared to $11,000 in the third quarter of 1998. The allowance for loan losses of $870,000 at September 30, 1999 (approximately 1.25% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

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

                  None


Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  A)    Exhibits
                        27 Financial Data Schedule (for SEC use only)
                  B) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         PCB BANCORP, INC.
                                     --------------------------------------------------------
                                                           (Registrant)




            11/10/99                                 /s/   Phillip R. Carriger
--------------------------------     ---------------------------------------------------------
              (Date)                 Phillip R. Carriger, Chairman and Chief Executive Officer
                                     (Principle Executive Officer)



            11/10/99                                 /s/    Larry E. Parks
--------------------------------     ---------------------------------------------------------
              (Date)                 Larry E. Parks, Vice President
                                     (Principal Accounting Officer)
