Form 10KSB40
period 1999-12-31
PCB BANCORP INC
filed 2000-03-30
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

                          Commission File No. 333-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Tennessee                                   62-1641671
(State or other jurisdiction             (I.R.S. Employer Identification Number)
      of incorporation)

300 Sunset Dr : Johnson City, Tennessee                  37604
(Address of Principal Executive Office)                (Zip Code)

                                 (423) 915-2222
                 (Issuer's Telephone Number Including Area Code)


               Securities Registered Pursuant to Section 12(b) or
                               12(g) of the Act:
                                      None

Indicate by the check mark whether the Issuer: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

            State issuer's revenues for its most recent fiscal year:
                                   $ 7,642,679

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference the price at which the stock was sold as of January 28, 2000, is $14,846,983 for 645,521 shares, at an estimated $23.00 per share.

                                     806,200
    (Outstanding shares of the issuer's common stock as of February 9, 2000)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         PCB Bancorp, Inc. (the "Company" or "PCB") is a registered bank holding company which was incorporated under Tennessee law in May 1996. The Company's activities are conducted through its wholly-owned subsidiary, People's Community Bank (the "Bank"), a Tennessee state bank which began business in December 1995. The Bank was acquired by the Company in a tax-free share exchange in October of 1996, and after four years of operations, on December 31, 1999, the Bank had grown to total assets of more than $102,496,000.

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

         The Bank has approximately 39 full-time employees (excluding maintenance employees) as of December 31, 1999.

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

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The Bank grades its loans with respect to quality and risk and requires each loan officer to assign a grade when a loan is booked and to review loan grades annually. The Bank contracts with an experienced loan review officer, who does not have loan origination responsibilities and who conducts periodic reviews of all borrowers with aggregate indebtedness in excess of $50,000. During 1999 approximately 54% of the dollar amount of the Bank's loan portfolio was reviewed by loan review. All the new loans are reviewed within three months of origin. The Bank's loan review officer advises as to the quality, structure and renewability of the loans and assigns each loan grade. Past due loans and technical exceptions are reviewed at least weekly by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Loan Committee.

Investment Policy

         The Bank's general investment portfolio policy is to provide maximum safety of funds invested to insure solvency and to balance risk taken in other areas of funds management, to provide sufficient liquidity, to provide maximum return on funds invested, to meet basic pledging requirements and to comply with all laws and regulations. This policy is reviewed from time to time by both the Bank's Investment Committee and the Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The CEO of the Bank implements the policy and reports to the full Board of Directors on a monthly basis information as to maturities, sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment category.

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

Personnel

         At December 31, 1999, the Company had approximately 39 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

         In July of 1999, Michael T. Christian was hired by the Bank to the position of President. At that time, Phillip Carriger assumed the duties of Chief Executive Officer and Chairman of the Board. Prior to the hiring of Mr. Christian, Mr. Carriger was performing the duties of both President and CEO. The move was intended to free up time for Mr. Carriger to concentrate on the marketing and long-term growth of the Bank, while Mr. Christian focused the majority of his time and energies to the day-to-day operations of the Bank.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1999, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.3% and 11.3%, respectively. At December 31, 1998, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 12.1% and 13.3%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 1999 was 8.7% and at December 31, 1998 was 9.3%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions cam be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1999 were approximately $878,421. This amount will be increased by the Bank's net earnings and decreased by any losses. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In 1999, the Bank paid a dividend of $120,310 to the Company to pay stockholder dividends.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 1999, the Company paid quarterly dividends equivalent to $.05 per outstanding share.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 1999, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the

Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee, which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

         Recent Banking Legislation.

         The most significant new legislation was the passage of the Gramm-Leach-Bliley (GLB) Act of 1999. The Act sweeps away large parts of the regulatory structure established in the 1930's and creates new opportunities for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a complete array of financial services. The 1999 financial services reforms dramatically increase the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions.
         Under the GLB Act, two types of banking organizations may engage in expanded securities activities. The act authorizes a new type of bank holding company called a financial holding company (FHC) to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act enlarges the activities in which a bank holding company may engage and authorizes affiliations with a broader range of nonblank enterprises than the prior provisions of the Bank Holding Company Act permitted. New regulatory standards must be satisfied for an FHC or a financial subsidiary to qualify for the new types of securities activities. Banking institutions will face a new host of challenges, as well as, opportunities as a result of the GLB Act.

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

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of any litigation to which the Bank is a party as of the date of this Form 10-KSB will not materially affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal ending December 31, 1999.


PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and seller's, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 1998 and 1997:

    1999                                        High                 Low
                                             -----------         -----------
        First Quarter ..........              $   25.00           $   25.00
        Second Quarter .........              $   25.00           $   25.00
        Third Quarter ..........              $   25.00           $   25.00
        Fourth Quarter .........              $   25.00           $   20.00

    1998                                        High                 Low
                                             -----------         -----------
        First Quarter ..........              $   16.00           $   16.00
        Second Quarter .........              $   18.00           $   16.00
        Third Quarter ..........              $   18.00           $   18.00
        Fourth Quarter .........              $   22.00           $   20.00


The most recent trade of the Company's common stock known to the Company occurred on January 28, 2000 at a price of $23.00 per share (no stock has traded since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 6, 2000, there were approximately 418 holders of record of the Company's common stock.

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

Financial Condition

The Bank, which was opened in December 1995, has experienced substantial growth during 1998 and 1999. Total assets have grown $10.9 million or more than 11.8% from December 1998 to December 1999. The growth in total assets has been funded by an increase in deposits of $21.9 million from December 1997 to December 1998 and $9.0 million from December 1998 to December 1999. Loans have increased $8.8 million during 1998, but decreased $4.3 million in 1999 and investment securities have increased $8.5 million in 1998 and have increased $7.9 million in 1999. This growth and the anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Nonperforming Assets and Risk Elements

The Bank discontinues the accrual of interest on loans which become ninety days past due. The Bank had loans totaling $144 thousand which were ninety days past due as of December 31, 1998 and had loans totaling $299 thousand which were past due at December 31, 1999. The Bank also had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Liquidity and Capital

Liquidity is adequate with cash and due form banks of $2.1 million and $6.1 million at December 31, 1998 and 1999, respectively, and federal funds sold of $6.6 million and $1.4 million at December 31, 1998 and 1999, respectively. Additionally, investment securities, which are available-for-sale, at December 31, 1999, had a fair value of $20 million. Loans maturing in one year or less, from December 31, 1999, are estimated to be $29.3 million. There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity decreasing in a material way.


Total equity capital at December 31, 1998 was $8.4 million or 9.2% of total assets and at December 31, 1999 is $8.5 million or 8.3% of total assets, which represents a strong capital position.

Results of Operations

The Company had net income of $552,556 for the year ended December 31, 1998. For the year ended December 31, 1998, For the year-ended December 31, 1999, the Company had net income of $671,022. The improvement resulted largely from growth in earning assets generated by an increased customer base. The Company anticipates, with the continued growth it is experiencing, an increased net profit for the 2000 year.

Interest income and interest expense both increased dramatically because of the increase in earning assets and deposits from December 31, 1998 to December 31, 1999. The growth in noninterest income reflects the increase in loans and deposits, resulting primarily from the introduction of service charges on deposit accounts.

The provision for loan losses has increased due to the increase in loans. The allowance of $825,649 and $863,816 at December 31, 1998 and 1999, respectively, is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses periodically and makes provisions for loan losses based on this evaluation. At the present time, the Company has impaired loans totaling $293 thousand. In reference to the impaired loans, the Company has related allowance for credit losses totaling $158 thousand, leaving a balance classified as substandard of $134 thousand.

Net Interest Earnings

As depicted in the table below there was a substantial growth in the 1999 year. Since December 31, 1998, growth was primarily from the volume increase in business. Any increases due to rate changes would have been insignificant.


   Dollar                                                                     Average           Interest
   Average          Increase                                                 Balances            Earned
    Yield           from 1998                                                  1999             or Paid
--------------     ------------                                            --------------     -------------
                                    Interest Earning Assets:
                                       Loans:
        8.65%          $ 7,705           Commercial                             $ 34,249           $ 2,956
        0.00%                0           Real Estate Construction                      0                 0
        8.25%              105           Commercial Real Estate                      151                13
        7.78%             (696)          Residential Real Estate                  12,654               994
        8.60%            5,193           Installments                             18,690             1,640
        8.92%              408           Consumer Single Pay                       2,091               172
        0.00%             (135)          Loans Held for Sale                          23                 0
       14.16%               (8)          Other                                       133                15
--------------     ------------                                            --------------     -------------
        8.51%          $ 5,243      Totals                                      $ 67,991           $ 5,790
==============     ============                                            ==============     =============





   Dollar                                                                            Average           Interest
   Average          Increase                                                        Balances            Earned
    Yield           from 1997                                                         1998             or Paid
--------------     ------------                                                   --------------     -------------
                                    Interest Earning Assets:
                                       Loans:
        8.58%          $ 7,705           Commercial                                    $ 33,873           $ 3,000
        0.00%               --           Real Estate Construction                            --                --
        8.50%             (249)          Commercial Real Estate                              46                13
        8.03%            6,168           Residential Real Estate                         13,350             1,097
        8.93%            3,059           Installments                                    13,497             1,192
        8.53%              116           Consumer Single Pay                              1,683               147

        0.00%                3           Loans Held for Sale                                158                --
       17.87%               69           Other                                              141                15
--------------     ------------                                                   --------------     -------------
        8.55%         $ 16,871      Totals                                             $ 62,748           $ 5,464
--------------     ------------                                                   --------------     -------------

The Bank has $299 thousand of non-accruing loans from the date of inception through December 31, 1999. The Bank had $144 thousand of non-accruing loans from the date of inception through December 31, 1998. In the calculation of changes of interest there are not included in the interest income computations.


Interest Bearing Liabilities:

   Dollar                                                                           Average          Interest
   Average          Increase                                                        Balances          Earned
    Yield           from 1998                                                         1999            or Paid
--------------     ------------                                                   -------------     ------------
        2.03%           $  893      NOW Accounts                                      $  2,886          $    59
        4.12%            1,068      Money Market Accounts                                5,344              221
        4.67%           18,331      Savings Accounts                                    35,929            1,800
        5.49%           (6,270)     Certificates of Deposit                             33,721            1,740
--------------     ------------                                                   -------------     ------------
        4.39%         $ 14,022         Totals                                         $ 77,880          $ 3,820
--------------     ------------                                                   -------------     ------------

        4.12%      Net Yield



   Dollar                                                                           Average          Interest
   Average          Increase                                                        Balances          Earned
    Yield           from 1997                                                         1998            or Paid
--------------     ------------                                                   -------------     ------------
        2.23%           $  484      NOW Accounts                                       $ 1,993          $    44
        4.27%               (4)     Money Market Accounts                                4,276              193
        4.91%            9,820      Savings Accounts                                    17,598              847
        5.64%           10,908      Certificates of Deposit                             39,991            2,348
--------------     ------------                                                   -------------     ------------
        4.53%          $21,208         Totals                                          $63,858          $ 3,432
--------------     ------------                                                   -------------     ------------

        4.03%      Net Yield



Investment Portfolio

Held-to-Maturity:

    December 31,     Average                                                            December 31,     Average
       1998           Yield         State and Municipal Governments:                       1999           Yield
  ---------------   ---------     ------------------------------------------------     --------------  ------------
         0            0.00%         Maturity within one year                                  0            0.00%
         0            0.00%         Maturity within one to five years                         0            0.00%
         0            0.00%         Maturity within five to ten years                         0            0.00%
         0            0.00%         After Ten Years                                          97            5.00%
   ---------       ---------                                                            ---------       ---------
         0            0.00%           Total Held-to-Maturity                                 97            5.00%
   ---------       ---------                                                            ---------       ---------

   December 31,           Average                                                               December 31,          Average
       1998                Yield         U.S. Government & Government Agency:                       1999               Yield
-------------------     ------------     ------------------------------------------------     -----------------     ------------
                 0            0.00%      Maturity within one year                                            0            0.00%
                 0            0.00%      Maturity within one to five years                                   0            0.00%
               500            7.42%      Maturity within five to ten years                                 500            7.42%
-------------------     ------------                                                          -----------------     ------------
             $ 500            7.42%         Total Held-to-Maturity                                         500            7.42%
-------------------     ------------                                                          -----------------     ------------

Yields on State and Municipal Government securities do not reflect savings due to tax-exemption status.


Available-for-Sale:

   December 31,           Average                                                               December 31,          Average
       1998                Yield         U.S. Government & Government Agency:                       1999               Yield
-------------------     ------------     ------------------------------------------------     -----------------     ------------
                 0                0      Maturity within one year                                            0            0.00%
             2,210            6.08%      Maturity within one to five years                               2,938            6.36%
               758            6.52%      Maturity within five to ten years                               3,582            6.69%
               899            7.55%      After ten years                                                   911            7.56%

                                         State and Municipal Governments:

                65            4.00%      Maturity within one year                                           50            4.15%
               832            4.19%      Maturity within one to five years                               1,393            4.20%
             2,891            4.35%      Maturity within five to ten years                               2,785            4.39%
             1,318            4.39%      After ten years                                                 2,881            4.91%

             3,184            6.25%      Mortgage-Backed Securities                                      5,498            6.82%

-------------------     ------------                                                          -----------------     ------------
            12,157            5.53%         Total Available-for-Sale                                    20,042            5.96%
===================     ============                                                          =================     ============





The Bank had no foreign loans at December 31, 1999.

Summary of Loan Loss Experience

    1998                                                                          1998
--------------                                                                 ------------
       $ 728      Balance at Beginning of Period                                   $ 826
--------------                                                                 ------------
         (22)       Charge-Offs                                                      (42)
           2        Recoveries                                                         6
--------------                                                                 ------------
         (20)    Net Recoveries                                                      (36)
--------------                                                                 ------------
         118     Additions Charged to Operations                                      74
--------------                                                                 ------------
       $ 826     Balance at the End of Period                                      $ 864
==============                                                                 ============


                   Ratio of net charge-offs during the period to
        0.03%       average Loans outstanding during the period              0.06%

The allowance for loan loss represents 1.23% of the outstanding loan balance at year-end. Management believes this amount will be sufficient to cover all loan losses inherent in the loan portfolio.

Return on Equity and Assets

                                    1999                     1998
                                ------------             ------------
Return on Assets                    0.69%                    0.69%
Return on Equity                    8.00%                    6.80%

The Bank had no foreign banking offices.


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

Gap analysis measures how the Bank is positioned for interest rate changes. An analysis of rate sensitivity assets and liabilities as of December 31, 1999 and December 31, 1998 are presented on the following pages.

As indicated in this table, the negative gap between rate sensitivity assets and rate sensitive liabilities during the 0-3 month period would allow the Company to reprice its liabilities faster than its assets. In a rising interest rate environment, this could cause the Company to either narrow it's spread between yields on assets and liabilities, or to use alternative sources of funding such as lines of credit to fund asset growth. However, the Company's gap analysis is not a precise indicator of its timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

                             People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                                December 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                              3 Months                12 Months               60 Months
Assets                                    RSA1        FRA2         RSA1        FRA2        RSA1        FRA2      NEA3        Total
------------------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                                        $ 6,002     $  6,002
Federal Funds Sold                       1,359                     1,359                   1,359                              1,359
U.S. Treasury Securities                                                                                                       --

U.S. Government Agencies                                500                      500                     500                    500
Available for Sale Securities           12,648                    12,648                  12,648                             12,648
Municipal Securities                     7,396          101        7,396         101       7,396         101                  7,497
Federal Home Loan Bank Stock               276                       276                     276                                276
Loans & Leases (net unearn disc.)       21,975       49,077       29,294      41,758      69,964       1,088                 71,052
Allowance for Loan Losses                                                                                         (864)        (864)
Premises, Furn, Fixt, Equip                                                                                      3,151        3,151
Other Assets                                                                                                       675          675
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          $ 43,654     $ 49,678     $ 50,973    $ 42,359    $ 91,643    $  1,689   $ 8,964     $102,296
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                     RSL4         FRL5         RSL4        FRL5        RSL4        FRL5        NPL6       Total
------------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                                  9,966        9,966
NOW Accounts                             3,520                     3,520                   3,520                              3,520
Invest. Money Market Accounts            4,974                     4,974                   4,974                              4,974
Regular Savings                         32,220                    32,220                  32,220                             32,220
Certificates of Deposit                  9,628       31,218       35,089       5,757      40,846                             40,846
Fed Funds Purch & Securities Repos                    2,000                                                                   2,000
Other Liabilities                                                                                                  327          327
Common Stock & Surplus                                                                                           8,000        8,000
Undivided Profits                                                                                                  878          878
Unrealized Holding G/L on AFS Sec                                                                                 (435)        (435)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL                 $ 50,342     $ 33,218     $ 75,803    $  5,757    $ 81,560    $   --     $19,171     $102,296
------------------------------------------------------------------------------------------------------------------------------------


                                             3 mo         12 mo      60 mo                  3 mo         12 mo        60 mo
                                       ------------------------------------             -------------------------------------
                                   RSA      43,654        50,973     91,643        RSL      50,342       75,803        81,560
                                   FRA      49,678        42,359      1,689        FRL      33,218        5,757             -
                                   NEA       8,964         8,964      8,964        NPL      10,293       10,293        10,293
                                                                                EQUITY       8,443        8,443         8,443
                                       ------------------------------------             -------------------------------------
                                  TOTAL    $102,296      102,296    102,296              $ 102,296     $100,296      $100,296
                                       ====================================             =====================================


    RATE SENSITIVITY MEASURES:            3 mo       12 mo     60 mo                            1RSA = RATE SENSITIVE ASSETS
------------------------------------------------------------------------                        2FRA = FIXED RATE ASSETS
             RSA/RSL                      86.71%      67.24%   112.36%                          3NEA = NON EARNING ASSETS
             RSA-RSL                     (6,688)    (24,830)   10,083                           4RSL = RATE SENSITIVE LIABILITIES
           GAP/Equity                    -79.21%    -294.09%   119.42%                          5FRL = FIXED RATE LIABILITIES
             GAP/TA                       -6.54%     -24.27%     9.86%                          6NPL = NON PAYING LIABILITIES

                                                              People's Community Bank
                                                        Rate Sensitivity Analysis (in 000)
                                                                 December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                             3 Months                 12 Months               60 Months
Assets                                   RSA1         FRA2         RSA1        FRA2        RSA1        FRA2        NEA3       Total
------------------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                                         $  2,046   $  2,046
Federal Funds Sold                       6,574                     6,574                   6,574                              6,574
U.S. Treasury Securities                                                                                                         --
U.S. Government Agencies                                500                      500                    500                     500
Available for Sale Securities            7,151                     7,151                   7,151                              7,151
Municipal Securities                     5,006                     5,006                   5,006                              5,006
Federal Home Loan Bank Stock               266                       266                     266                                266
Loans & Leases (net unearn disc.)       24,817       42,256       28,171      38,902      64,390       2,683                 67,073
Allowance for Loan Losses                                                                                           (825)      (825)
Premises, Furn, Fixt, Equip                                                                                        3,216      3,216
Other Assets                                                                                                         553        553
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          $ 43,814     $ 42,756     $ 47,168    $ 39,402    $ 83,387    $  3,183    $  4,990   $ 91,560
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                     RSL4         FRL5         RSL4        FRL5        RSL4        FRL5        NPL6      Total
------------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                                    9,866      9,866
NOW Accounts                             2,786                     2,786                   2,786                              2,786
Invest. Money Market Accounts            3,856                     3,856                   3,856                              3,856
Regular Savings                                      29,535       29,535                  29,535                             29,535
Certificates of Deposit                  9,780       26,619       23,643      12,756      36,399                             36,399
Fed Funds Purch & Securities Repos        --                                                                                     --
Other Liabilities                                                                                                    752        752
Common Stock & Surplus                                                                                             8,000      8,000
Undivided Profits                                                                                                    297        297
Unrealized Holding G/L on AFS Sec.                                                                                    69         69
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL                 $ 16,422     $ 56,154     $ 59,820    $ 12,756    $ 72,576    $   --      $ 18,915   $ 91,560
------------------------------------------------------------------------------------------------------------------------------------


                                             3 mo     12 mo     60 mo                    3 mo     12 mo     60 mo
                                        -------------------------------              -------------------------------
                                    RSA     43,814    47,168    83,387        RSL       16,422    59,820     72,576
                                    FRA     42,756    39,402     3,183        FRL       56,154    12,756         --
                                    NEA      4,990     4,990     4,990        NPL       10,618    10,618     10,618
                                                                           EQUITY        8,366     8,366      8,366
                                        -------------------------------              -------------------------------
                                  TOTAL   $ 91,560    91,560    91,560                $ 91,560  $ 91,560   $ 91,560
                                        ===============================              ===============================




       RATE SENSITIVITY MEASURES:           3 mo     12 mo     60 mo              1RSA = RATE SENSITIVE ASSETS
-----------------------------------------------------------------------           2FRA = FIXED RATE ASSETS
                RSA/RSL                    266.80%    78.85%   114.90%            3NEA = NON EARNING ASSETS
                RSA-RSL                    27,392   (12,652)   10,811             4RSL = RATE SENSITIVE LIABILITIES
              GAP/Equity                   327.42%  -151.23%   129.23%            5FRL = FIXED RATE LIABILITIES
                GAP/TA                      29.92%   -13.82%    11.81%            6NPL = NON PAYING LIABILITIES

Year 2000 Report

People's Community Bank, like all other banks and financial institutions, worked diligently and comprehensively on the Year 2000 issue. Through the hard work of many individuals and committees, The Bank and the Company entered the Year 2000 without any set-backs or business interruptions which could be attributed the Year 2000 issue. Total expenses incurred related to the Year 2000 issue were $41 thousand.

                                PCB BANCORP, INC.



                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT




                 For the Years Ended December 31, 1999 and 1998

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Audit Committee
PCB Bancorp, Inc.
Johnson City, Tennessee  37602

We have audited the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                               BLACKBURN, CHILDERS AND STEAGALL,

PLC

January 31, 2000

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 1998

                                                                              1999                    1998
                                                                         -------------           -------------
                                   ASSETS

Cash and Due from Banks                                                  $   6,049,616               2,048,350
Federal Funds Sold                                                           1,359,000               6,574,000
Securities Held-to-Maturity                                                    600,749                 500,000
Securities Available-for-Sale                                               20,043,328              12,157,224
Loans Held for Sale                                                               --                   380,250
Loans Receivable, Net of Allowance for Loan Losses of $863,816
 and $825,649, respectively                                                 70,146,050              65,846,157
Accrued Interest Receivable                                                    619,196                 501,780
Premises and Equipment, Net of Accumulated Depreciation of
   $681,627 and $405,602, respectively                                       3,152,084               3,217,238
Restricted Investments - Stock in Federal Home Loan Bank, Cost                 275,500                 265,700
Organization Costs, Net of Accumulated Amortization of $127,950
  and $75,682, respectively                                                       --                    52,268
Deferred Tax Asset                                                             152,612                    --
Other Assets                                                                    98,340                  30,935
                                                                         -------------           -------------
           Total Assets                                                  $ 102,496,475              91,573,902
                                                                         =============           =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand Deposits                                                   $   9,841,868               9,431,912
       Savings and NOW Deposits                                             40,130,428              35,977,968
       Other Time Deposits                                                  40,845,777              36,398,861
    Accrued Interest Payable                                                   321,903                 404,921
    Dividend Payable                                                              --                    40,000
    Accounts Payable and Other Liabilities                                   2,865,411                 941,206
                                                                         -------------           -------------
           Total Liabilities                                                94,005,387              83,194,868
                                                                         -------------           -------------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value; 3,000,000 shares authorized;
       806,200 shares issued and outstanding                                   806,200                 800,000
    Additional Paid-in Capital                                               7,259,000               7,200,000
    Retained Earnings                                                          861,168                 310,456
    Accumulated Other Comprehensive Income                                    (435,280)                 68,578
                                                                         -------------           -------------
           Total Shareholders'Equity                                         8,491,088               8,379,034
                                                                         -------------           -------------

           Total Liabilities and Shareholders' Equity                    $ 102,496,475              91,573,902
                                                                         =============           =============



   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1999 and 1998

                                                                      1999                1998
                                                                   ----------          ----------

INTEREST INCOME:
    Interest on Loans                                              $5,790,389           5,464,044
    Interest on Investments                                           971,948             362,324
    Interest on Federal Funds Sold                                    258,871             310,390
                                                                   ----------          ----------
       Total Interest Income                                        7,021,208           6,136,758
                                                                   ----------          ----------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                     68,456              44,420
    Interest on Money Market Accounts                                 221,183             194,053
    Interest on Passbook Accounts                                   1,697,987             863,478
    Interest on Certificates of Deposit                             1,832,145           2,331,038
    Interest on Other Borrowed Funds                                    1,044                 432
                                                                   ----------          ----------
       Total Interest Expense                                       3,820,815           3,433,421
                                                                   ----------          ----------

Net Interest Income                                                 3,200,393           2,703,337
    Provision for Loan Losses                                          79,677             118,398
                                                                   ----------          ----------

Net Interest Income after Provision for Loan Losses                 3,120,716           2,584,939
                                                                   ----------          ----------

NON-INTEREST INCOME:
    Service Charges                                                   327,230             181,262
    Loan Origination Fees                                             263,423             312,812
    Net Gains from Sale of Loans                                       16,612              42,828
    Net Realized Gain (Loss) on Sales and Calls of Securities          10,782              (3,150)
    Miscellaneous                                                       3,424               3,717
                                                                   ----------          ----------
       Total Non-Interest Income                                      621,471             537,469
                                                                   ----------          ----------
NON-INTEREST EXPENSES:
    Salaries                                                        1,287,783           1,104,177
    Payroll Taxes                                                     107,105              89,984
    Employee Benefits                                                 109,488              71,974
    Occupancy Expense                                                  90,427              79,904
    Rental Expense                                                     28,800              25,200



                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1999 and 1998



                                                       1999               1998
                                                    ----------          ----------
    NON-INTEREST EXPENSES (CONTINUED):
    Furniture and Equipment Expense                   18,259              33,217
    Computer Equipment Expense                       143,235              75,990
    Stationery, Supplies and Printing                 77,350              72,832
    Postage, Express and Freight                      69,791              54,505
    Telephone Expense                                 57,150              42,904
    Vehicle Expense                                   15,392              10,458
    Outside Services                                  85,790              82,556
    Teller Over and Short                                344                 821
    Advertising and Promotion                         94,280              93,449
    Loan Collection Expense                           11,236              12,905
    Bank Security and Protection                       3,255               2,596
    FDIC Assessment                                   10,240               7,523
    Insurance                                         37,089              31,031
    Dues and Subscriptions                            20,968              16,837
    Franchise Tax Expense                             24,000              20,720
    Refunds and Reimbursements                        13,865               2,599
    Travel and Meetings                                7,917               2,555
    Contributions                                      5,825               6,372
    Depreciation and Amortization                    328,294             236,992
    Directors' Fees                                   32,612              28,359
    Miscellaneous Expenses                            71,414              51,529
                                                  ----------          ----------
       Total Non-Interest Expenses                 2,751,909           2,257,989
                                                  ----------          ----------
Income Before Taxes                                  990,278             864,419

INCOME TAX PROVISION:
    Income Tax Expense                               319,256             311,863
                                                  ----------          ----------
Net Income                                        $  671,022             552,556
                                                  ==========          ==========
Net Income per Share - Basic                      $      .84                 .69
                                                  ==========          ==========
Net Income per Share - Assuming Dilution          $      .76                 .64
                                                  ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998


                                                                                          Accumulated
                                                        Additional                           Other
                                         Common          Paid-in          Retained       Comprehensive
                                         Stock           Capital          Earnings           Income           Total
                                       ----------       ----------       ----------      -------------      ---------
Balances, January 1, 1998              $  800,000        7,200,000         (202,100)           3,437        7,801,337


COMPREHENSIVE INCOME:
Net Income                                   --               --            552,556             --            552,556
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $43,427                                                                            65,141           65,141
                                                                                                           ----------
Total Comprehensive Income                                                                                    617,697
Cash Dividends                               --               --            (40,000)            --            (40,000)
                                       ----------        ---------       ----------        ---------        ---------
Balances, December 31, 1998            $  800,000        7,200,000          310,456           68,578        8,379,034
                                       ----------        ---------       ----------        ---------        ---------

COMPREHENSIVE INCOME:

Net Income                                   --               --            671,022             --            671,022
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $(335,906)                                                                       (503,858)        (503,858)
                                                                                                           ----------
Total Comprehensive Income                                                                                    167,164
Stock Option Exercises                      6,200           59,000                              --             65,200
Cash Dividends                               --               --           (120,310)            --           (120,310)
                                       ----------        ---------       ----------        ---------        ---------
Balances, December 31, 1999            $  806,200        7,259,000          861,168         (435,280)       8,491,088
                                       ==========       ==========       ==========       ==========       ==========




   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998

                                                                                 1999               1998
                                                                             ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                               $    671,022            552,556
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation Expense                                                      276,026            211,403
        Amortization Expense                                                       52,268             25,589
        Provision for Loan Losses                                                  79,677            118,398
        Discount Accretion Net of Premium Amortization                            (53,946)           (16,564)
        Origination of Mortgage Loans Held for Sale                              (496,300)        (4,168,418)
        Proceeds from Mortgage Loans Sold                                         876,550          4,000,968
        Net Realized (Gains) Losses on Sales and Calls of Securities              (10,782)             3,150
        Deferred Income Tax                                                         8,363            209,847
        (Increase) Decrease in Interest Receivable                               (117,416)          (115,890)
        (Increase) Decrease in Other Assets                                       (67,405)            (5,209)
        Increase (Decrease) in Accrued Interest Payable                           (83,018)           (90,414)
        Increase (Decrease) in Other Liabilities                                2,058,840            245,876
                                                                             ------------       ------------
Net Cash Provided by Operating Activities                                       3,193,879            971,292
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                               5,215,000         (4,451,000)
    Purchases of Held-to-Maturity Securities                                     (100,814)              --
    Purchases of Available-for-Sale Securities                                (14,360,228)        (2,097,002)
    Proceeds from Maturities and Calls of Held-to-Maturity Securities                --            2,220,000
    Proceeds from Maturities and Calls of Available-For-Sale Securities         5,739,450          1,504,796
    Purchases of Restricted Investments                                            (9,800)          (185,100)
    Purchases of Premises and Equipment                                          (210,872)        (1,129,271)
    Loan Participations Bought                                                   (880,673)          (548,928)
    Loan Participations Sold                                                    4,227,511          1,275,216
    Net Increase in Loans                                                      (7,726,408)       (19,440,145)
                                                                             ------------       ------------
Net Cash Used for Investing Activities                                         (8,106,834)       (22,851,434)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                               (160,310)              --
    Stock Options Exercised                                                        65,200               --
    Net Increase in Deposits                                                    9,009,331         21,777,400
                                                                             ------------       ------------
Net Cash Provided by Financing Activities                                       8,914,221         21,777,400
                                                                             ------------       ------------

Increase (Decrease) in Cash and Cash Equivalents                                4,001,266           (102,742)
                                                                             ------------       ------------




                                   (Continued)
                                       23

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998

                                                         1999            1998
                                                      ----------      ----------
Increase (Decrease) in Cash and Cash Equivalents       4,001,266        (102,742)
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year           2,048,350       2,151,092
                                                      ----------      ----------


Cash and Cash Equivalents, End of Year                $6,049,616       2,048,350
                                                      ==========      ==========



SUPPLEMENTAL DISCLOSURES:
    Cash Paid During the Year for Interest            $3,903,008       3,523,835
                                                      ==========      ==========

    Cash Paid During the Year for Income Taxes        $  256,526          19,503
                                                      ==========      ==========











   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

     Organization Costs
     In 1999 the Bank elected to adopt Statement of Position 98-5 Reporting on the Costs of Start Up Activities which requires start up costs to be expensed as incurred. Previously, organization costs were being amortized over 5 years using the straight-line method. SOP-98-5 does not require retroactive application, therefore, the bank expensed the unamortized balance of $52,286 during the year ending December 31, 1999. The effect in 1999 on net income was $.06 per share.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


     Fair Values of Financial Instruments
     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

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

        Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

     Comprehensive Income

     In 1998, the Bank adopted Statement of Financial Accounting Standards
     (SFAS) No. 130 - Reporting Comprehensive Income. Under SFAS No. 130, comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions, accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

     The Bank has elected to report its comprehensive income in the Statement of Shareholders' Equity. The only element of "other comprehensive income" that the Bank has is the unrealized gains or losses on available for sale securities.

     The component of the change in net unrealized gains (losses) on securities were as follows:

                                                               1999            1998
                                                             ---------       ---------
     Unrealized holding gains (losses)
       arising during the year                               $(828,982)        105,419

     Reclassification adjustment for (gains)/losses
       realized in net income                                  (10,782)          3,150
                                                             ---------       ---------

     Net unrealized holding gains (losses) before taxes       (839,764)        108,569

     Tax effect                                                335,906         (43,428)
                                                             ---------       ---------

     Net change                                              $(503,858)         65,141
                                                             =========       =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 2.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                         December 31, 1999                                   December 31, 1998
                          --------------------------------------------------  --------------------------------------------------

                                         Gross         Gross                                 Gross       Gross
                           Amortized   Unrealized    Unrealized                Amortized   Unrealized  Unrealized
                             Cost        Gains         Losses    Fair Value       Cost       Gains       Losses      Fair Value
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------


Available-for-Sale
U.S. Government
  Federal Agencies        $ 7,720,191         --        288,194    7,431,997    3,847,337       26,641        5,195    3,868,783
State and Municipal
  Governments               7,395,994          204      283,339    7,112,859    5,006,120       98,604         --      5,104,724
Mortgage-Backed
  Securities                5,652,610        2,895      157,033    5,498,472    3,189,469        3,105        8,857    3,183,717
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total Available-for-Sale   20,768,795        3,099      728,566   20,043,328   12,042,926      128,350       14,052   12,157,224
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Held-to-Maturity
US Government Agencies        500,000         --          4,548      495,452      500,000        7,242         --        507,242
State and Municipal
  Governments                 100,749         --          4,442       96,307         --           --           --           --
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total Held-to-Maturity        600,749         --          8,990      591,759      500,000        7,242            0      507,242
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total Investment
  Securities              $21,369,544        3,099      737,556   20,635,087   12,542,926      135,592       14,052   12,664,466
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


The amortized cost and market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Held-to-Maturity              Available-for-Sale
                                             --------------------------      --------------------------
                                             Amortized          Fair          Amortized        Fair
                                                Cost            Value           Cost           Value
                                             ----------      ----------      ----------      ----------
Amounts maturing in:
     One year or less                        $     --              --            50,000          49,924
     After one year through five years             --              --         4,263,672       4,182,011
     After five years through ten years         500,000         495,452       6,528,760       6,231,773
     After ten years                            100,749          96,307       4,273,753       4,081,148
     Mortgage-Backed Securities                    --              --         5,652,610       5,498,472
                                             ----------      ----------      ----------      ----------
                                             $  600,749         591,759      20,768,795      20,043,328
                                             ==========      ==========      ==========      ==========

Accrued interest on investments at December 31, 1999 and 1998 was $241,885 and $144,637, respectively. During 1999 and 1998 the bank received $4,711,563 and $3,724,776 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $4,700,781 and $3,727,946 resulting in a realized gain of $10,782 and a loss of $3,150 on sales and calls of securities, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 3.  LOANS RECEIVABLE:

Loans at December 31 are summarized as follows:

                                                     1999                 1998
                                                 ------------         ------------
Commercial                                       $ 35,563,247           34,352,002
       Commercial Real Estate                         147,015              154,968
       Residential Real Estate                     11,726,358           14,607,152
       Installment                                 21,768,308           15,088,966
       Consumer                                     1,666,176            2,352,892
       Other                                          181,453              138,682
                                                 ------------         ------------
                                                   71,052,557           66,694,662
       Allowance for Loan Losses                     (863,816)            (825,649)
       Unearned Discount on Mortgages and
         Installment Loans                               (232)              (1,595)
       Net Deferred Loan Origination Fees             (42,459)             (21,261)
                                                 ------------         ------------
                                                 $ 70,146,050           65,846,157
                                                 ============         ============

An analysis of the change in the allowance for loan losses follows:

                                             1999              1998
                                           ---------         ---------
       Balance at Beginning of Year        $ 825,649           727,598
       Provision for Loan Losses              79,677           118,398
       Loans Charged Off                     (47,821)          (22,291)
       Recoveries on Loans                     6,311             1,944
                                           ---------         ---------
       Balance at End of Year              $ 863,816           825,649
                                           =========         =========

A summary of loans by estimated maturity as of December 31, 1999 is as follows:

       Maturity within one year            $ 29,296,509
       One to five years                     40,670,129
       Over five years                        1,085,919
                                           ------------
                                           $ 71,052,557
                                           ============

Accrued interest receivable on loans at December 31, 1999 and 1998 was $377,311 and $357,143, respectively.

At December 31, 1999 and 1998, the total recorded investment in impaired loans amounted to $292,818 and $0, respectively. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 1999 and 1998, is $158,411 and $0, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss and is classified as substandard is $134,407 and $0, respectively. The amount of accrued interest is recognized prior to principal for any cash receipts on impaired loans. Interest income in the amount of $17,812 was recognized for cash receipts during 1999.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 3.  LOANS RECEIVABLE (CONTINUED):

The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $8,601,891 and $4,374,379 at December 31, 1999 and 1998 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 1999 and 1998 were $742,529 and $41,862. During 1999, there were additional loans to such related parties in the amount of $717,500 and repayments amount to $16,833.


NOTE 4.  PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

                                           1999              1998
                                         ----------        ----------
       Bank Building                     $1,307,338         1,420,335
       Land                                 867,625           754,430
       Land Improvements                    263,058           263,058
       Leasehold Improvements                47,210            47,210
       Furniture and Equipment              721,411           646,440
       Computer Equipment                   568,359           454,836
       Computer Software                     58,710            36,531
                                         ----------        ----------
            Total                         3,833,711         3,622,840
                                                           ----------
       Accumulated Depreciation             681,627           405,602
                                         ----------        ----------
       Premises and Equipment-Net        $3,152,084         3,217,238
                                         ==========        ==========

       Depreciation expense for the years ended December 31, 1999 and 1998 was $276,026 and $211,403, respectively.


NOTE 5.  OTHER ASSETS:

Other Assets at December 31 consisted of the following:

                                       1999           1998
                                      -------        -------
       Other Real Estate Owned        $48,128           --
       Prepaid Expense                 48,034         20,291
       Other Receivables                2,178         10,644
                                      -------        -------
                                      $98,340         30,935
                                      =======        =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 6.  DEPOSITS:

A summary of deposit account balances at December 31 is as follows:

                                         1999               1998
                                      -----------        -----------
       Regular Checking               $ 2,536,443          2,573,984
       Club Checking                       17,900             15,533
       Discount Checking                   81,325               --
       Small Business Accounts          3,452,867          3,638,557
       Commercial Checking              3,169,821          3,004,434
       Primetime Checking                 583,512            199,404
       NOW Accounts                     2,936,344          2,586,531
       Money Market Accounts            4,973,571          3,856,406
       Saving Accounts                 32,220,513         29,535,031
       Certificates of Deposit         40,845,777         36,398,861
                                      -----------        -----------
       Total                          $90,818,073         81,808,741
                                      ===========        ===========

At December 31, 1999, scheduled maturities of certificates of deposit are as follows:

          2000                             $ 35,013,479
          2001                                4,693,174
          2002                                1,016,024
          2003                                  123,100
          2004 and Thereafter                      --
                                           ------------
                                           $ 40,845,777
                                           ============

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $16,599,069 and $11,033,273 at December 31, 1999
and 1998.

The Bank held deposits of approximately $1,703,422 and $1,208,164 for related parties at December 31, 1999 and 1998, respectively.


NOTE 7.  ACCOUNTS PAYABLE AND OTHER LIABILITIES:

Accounts Payable and Other Liabilities at December 31 consisted of the following:

                                                              1999              1998
                                                           ----------        ----------
       Line of Credit                                      $2,000,000              --
       Property Tax Payable                                     5,970            11,016
       Payroll Taxes Payable                                    2,293             2,182
       Miscellaneous Payables and Other Liabilities           722,998           660,264
       Accrued State Franchise Tax                             23,227            20,274
       Deferred Income Tax                                       --             145,454
       Current Income Tax                                     110,923           102,016
                                                           ----------        ----------
                                                           $2,865,411           941,206
                                                           ==========        ==========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 8.  ADVANCES FROM FEDERAL HOME LOAN BANK:

Effective June 13, 1997, People's Community Bank became members of the Federal Home Loan Bank (FHLB) of Ohio. The Bank has been authorized to borrow up to $2,000,000 on a line of credit from the FHLB. The Bank's total borrowing capacity is a component of both capital stock and the member's most recent Qualified Thrift Lender rating and access to borrowing is dependent upon submission of advance application. The Bank has outstanding advances of $2,000,000 and $0 from the FHLB at December 31, 1999 and 1998, respectively. In addition, the Bank has pledged $1,500,000 of their line of credit with the FHLB to the State of Tennessee Collateral Pool to secure public funds on deposit with the Bank at December 31, 1999.


NOTE 9.  UNUSED LINES OF CREDIT:

The Bank entered into an open-ended unsecured line of credit with First American Bank for $2,000,000 for federal fund purchases and daylight overdrafts. Funds issued under this agreement are at the First American federal funds rate effective at the time of borrowing. The line matured at May 1, 1999 and was renewed for $2,500,000 maturing May 1, 2000. The Bank had not drawn on these funds at December 31, 1999 and 1998.

On November 12, 1999 the Bank also entered into an open-ended unsecured line of credit with Columbus Bank and Trust for $2,500,000 for Federal Fund purchases. Funds issued under this agreement are at the Columbus Bank and Trust federal funds rate effective at the time of borrowing. The Bank had not drawn any of these funds at December 31, 1999.


NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

At December 31, the Bank had outstanding commitments for unused lines and letters of credit that are not reflected in the accompanying financial statements as follows:

                                       Variable Rate
                                ----------------------------
                                  1999               1998
                                ----------        ----------
       Lines of Credit          $8,822,305         4,176,724
       Letters of Credit           672,800           629,900
                                ----------        ----------
          Total                 $9,495,105         4,806,624
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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):

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

The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes real estate, vehicles, equipment and income producing commercial properties. As of the completion of the audit, management is not aware of any such outstanding claims or lawsuits.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Bank's financial instruments at December 31 were as follows:

                                                            1999                              1998
                                                 ---------------------------       ---------------------------
                                                  Carrying                          Carrying
                                                   Amount         Fair Value         Amount         Fair Value
                                                 ----------       ----------       ----------       ----------
    Financial Assets:
      Cash and Due from Banks and
      Federal Funds Sold                        $ 7,361,447        7,361,447        8,620,256        8,620,256
      Securities Held-to-Maturity                   600,749          591,759          500,000          507,242
      Securities Available-for-Sale              20,043,328       20,043,328       12,157,224       12,157,224
      Loans Receivable:
      Adjustable Rate Loans under 30 years       17,246,876       17,246,876       19,300,225       19,300,225
      Fixed Rate Loans with original
        maturities of 30 years                      163,803           88,243          180,638          192,452
      Fixed Rate Loans with original
        maturities of 5 to 30 years              35,911,687       27,515,573        2,482,797        2,542,573
      Fixed Rate Loans with original
        maturities of 1 to 5 years               14,723,306       14,500,371       35,828,463       35,490,710
      Fixed Rate Loans with original
        maturities of less than one year          3,006,885        3,006,885        8,902,539        8,902,539
      Loans Held for Sale                              --               --            380,250          380,250
      Accrued Interest Receivable                   619,196          619,196          501,780          501,780
    Financial Liabilities:
      Deposit Liabilities                        90,818,073       90,818,073       81,808,741       81,808,741
    Off Balance Sheet Instruments:
      Commitments to Extend Credit                     --               --               --               --


NOTE 14.  FEDERAL INCOME TAXES:

The provision for income tax for 1999 and 1998 consists of the following:

                                               1999                  1998
                                             --------              --------
    Income Tax Expense:
       Current Tax Expense
          Federal                            $249,608                72,195
          State                                61,285                29,822
       Deferred Tax (Benefit)
          Federal                               8,363               178,370
          State                                  --                  31,476
                                             --------              --------
                                             $319,256               311,863
                                             ========              ========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 14.  FEDERAL INCOME TAXES (CONTINUED):

A cumulative net deferred tax asset for 1999 is included in Other Assets. A cumulative net deferred tax liability for 1998 is included in Other Liabilities. The components of the asset and liability are as follows:

                                                        1999                1998
                                                      ---------           ---------
       Differences in Depreciation Methods            $(134,634)            (96,794)
       Net Unrealized Gain/Loss on
         Available-For-Sale Securities                  287,246             (48,660)
                                                      ---------           ---------
                                                      $ 152,612            (145,454)
                                                      =========           =========


       Deferred Tax Assets                            $ 287,246                --
       Deferred Tax Liabilities                        (134,634)           (145,454)
                                                      ---------           ---------
       Net Deferred Tax Assets (Liabilities)          $ 152,612            (145,454)
                                                      =========           =========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                               1999                 1998
                                                             ---------           ---------
       Federal Income Tax Expense at the
          Statutory Rate (34%)                               $ 347,281             300,027
       Increases (Decreases) Resulting from:
          Nontaxable Interest Income, Net of Non-
            deductible Interest Expense                        (89,310)            (41,110)
          State Income Taxes, Net of Federal Income
            Tax Benefit                                         61,285              52,946
                                                             ---------           ---------
       Provision for Income Taxes                            $ 319,256             311,863
                                                             =========           =========


NOTE 15. EMPLOYEE BENEFIT PLANS:

Effective May 1, 1998 the Bank adopted a simple IRA plan covering all employees. Employees may contribute up to $6,000 per year to the plan. The Bank may contribute up to 3% of the employees annual compensation. Employee contributions in the amount of $12,000 and $0 were accrued at December 31, 1999 and December 31, 1998, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital and ratio amounts are presented in the following table:

                                                                                             To Be Well Capitalized
                                                                                                 Under the Prompt
                                                                   For Capital                     Corrective
                                          Actual                Adequacy Purposes               Action Provisions
                                 -----------------------    --------------------------       ------------------------
                                   Amount         Ratio         Amount         Ratio           Amount        Ratio
                                 ----------      -------    --------------    --------       ----------     ---------
As of December 31, 1999:

Total Risk-Based Capital
  (To Risk Weighted Assets)      $9,742,237        11.3%    $ * 6,865,600      * 8.0%      $8,582,000      * 10.0%
Tier I Capital
  (To Risk Weighted Assets)       8,878,421        10.3%      * 3,432,800      * 4.0%       5,149,200      * 6.0%
Tier I Capital
  (To Average Assets)             8,878,421         8.7%      * 4,089,640      * 4.0%       5,112,050      * 5.0%

---------
* Greater or equal to

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 16. REGULATORY MATTERS (CONTINUED):

                                                                                             To Be Well Capitalized
                                                                                                Under the Prompt
                                                                    For Capital                    Corrective
                                          Actual                 Adequacy Purposes              Action Provisions
                                 -----------------------    --------------------------       ------------------------
                                   Amount         Ratio         Amount         Ratio           Amount        Ratio
                                 ----------      -------    --------------    --------       ----------     ---------

As of December 31, 1998:

Total Risk-Based Capital
  (To Risk Weighted Assets)      $9,080,577        13.3%    * 5,455,120      * 8.0%       6,818,900      * 10.0%
Tier I Capital
  (To Risk Weighted Assets)       8,254,928        12.1%    * 2,727,560      * 4.0%       4,091,340      * 6.0%
Tier I Capital
  (To Average Assets)             8,254,928         9.3%    * 3,549,567      * 4.0%       4,436,900      * 5.0%

---------
* Greater or equal to



The Bank received notice from the FDIC that the Bank's deposits are insured up to $100,000 for each depositor, the FDIC assessment for the years ended December 31, 1999 and 1998 was $10,239 and $7,523, respectively.


NOTE 17.  BANK HOLDING COMPANY:

People's Community Bank is a wholly-owned subsidiary of PCB Bancorp, Inc. The retained earnings of PCB Bancorp, Inc. reflect the accumulated earnings of People's Community Bank and the consolidated statement of income reflects the income and expenses of People's Community Bank for the years ended December 31, 1999 and 1998.

The Parent Company's sole source of funds is the receipt of dividends from the Bank.

                   Condensed Statements of Financial Condition
                                  (Parent Only)

                                                                           1999               1998
                                                                        ----------          ----------
          ASSETS
       Cash On Deposit with Subsidiary                                  $   47,169               2,093
       Investment in Subsidiary                                          8,443,141           8,365,151
       Dividends Receivable                                                   --                40,000
       Premises and Equipment, Net of Accumulated Depreciation
          of $1,342 and $954, respectively                                     778               1,166
       Organization costs, Net of Accumulated Amortization                    --                10,624
                                                                        ----------          ----------
            Total Assets                                                $8,491,088           8,419,034
                                                                        ==========          ==========


                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 17.  BANK HOLDING COMPANY (CONTINUED):

             Condensed Statements of Financial Condition (Continued)
                                  (Parent Only)

                                                                                  1999                1998
                                                                             ------------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
       Dividends Payable                                                                -            40,000
       Common Stock                                                               806,200           800,000
       Additional Paid-In Capital                                               7,259,000         7,200,000
       Retained Earnings (Deficit)                                                861,168           310,456
       Net Unrealized Gain (Loss) on Available-for-Sale Securities
          Net of Tax of $287,246 and ($48,660) respectively                      (435,280)           68,578
                                                                               ----------       -----------
Total Liabilities and Shareholders' Equity                                     $8,491,088         8,419,034
                                                                               ==========       ===========

                             Condensed Statements of Income and Retained Earnings
                                                  (Parent Only)

       OPERATING INCOME
            Dividend from Subsidiary                                            $ 120,310            52,000
                                                                               ----------       -----------
       Total Operating Income                                                     120,310            52,000
                                                                               ----------       -----------

       OPERATING EXPENSES
            Amortization of Organization Costs                                     10,625             3,862
            Advertising and Promotion                                                   -             2,074
            Postage and Printing                                                    3,702                 -
            Education and Development                                               1,195                 -
            Travel                                                                  1,457                 -
            Interest Expense                                                          824                 -
            Depreciation Expense                                                      388               424
            Dues and Membership                                                        20                20
            Outside Services                                                       12,926            11,635
                                                                               ----------       -----------
       Total Operating Expenses                                                    31,137            18,015
                                                                               ----------       -----------

       Income from Operations                                                      89,173            33,985

       OTHER INCOME (EXPENSE)
            Undistributed Net Income from Investment
               in Wholly-Owned Subsidiary                                         581,849           518,571
                                                                               ----------       -----------

       Net Income                                                                 671,022           552,556
       Beginning Retained Earnings (Deficit)                                      310,456          (202,100)
       Cash Dividends                                                            (120,310)          (40,000)
                                                                               ----------       -----------
       Ending Retained Earnings                                                 $ 861,168           310,456
                                                                               ==========       ===========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 17.  BANK HOLDING COMPANY (CONTINUED):

                       Condensed Statements of Cash Flows
                                  (Parent Only)

                                                                                  1999              1998
                                                                               ----------       -----------
       Cash Flows from Operating Activities:
            Net Income (Loss)                                                  $  671,022           552,556
            Undistributed Net (Income) Loss of Wholly-Owned
               Subsidiary                                                        (581,849)         (518,571)
            Depreciation Expense                                                      388               424
            Amortization of Organization Costs                                     10,625             3,862
            (Decrease) in Dividends Payable                                             -           (40,000)
                                                                               ----------       -----------

       Net Cash Provided by (Used for) Operating Activities                       100,186            (1,729)
                                                                               ----------       -----------

       Cash Flows from Financing Activities:
            Stock Options Exercised                                                65,200                 -
            Dividends Paid                                                       (120,310)                -
                                                                               ----------       -----------

       Net Cash Used for Financing Activities                                     (55,110)                0
                                                                               ----------       -----------

       Increase (Decrease) in Cash and Cash Equivalents                            45,076            (1,729)
       Beginning Cash and Cash Equivalents                                          2,093             3,822
                                                                               ----------       -----------

       Ending Cash and Cash Equivalents                                         $  47,169             2,093
                                                                                =========       ===========


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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



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

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income in 1999 and 1998 would have been $638,785 and $528,166, respectively. The restated earnings per share would have been $0.80 and $0.66 in 1999 and 1998, respectively. The Company calculates a weighted-average fair value for each option. The weighted-average fair value for the options in 1999 and 1998 were $17.61 and $14.09, using the following assumptions for both years:


       Risk-free interest rate                   5%
       Expected life (years)                    10
       Expected volatility                       8%
       Expected dividends                       None

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 18.  STOCK OPTIONS (CONTINUED):

A summary of option transactions during the years ended December 31, 1999 and 1998 is shown below:

                                                                     Number             Weighted-Average
                                                                    of Shares            Exercise Price
                                                                    ---------            --------------

Outstanding at January 1, 1998                                       107,500                 10.29
       Granted: Directors                                              5,000                 20.00
                Employees                                              2,500                 20.00
                                                                     -------
Outstanding at December 31, 1998                                     115,000                 10.50
                                                                     =======

Exercisable at December 31, 1998                                      54,000                 10.50
                                                                     =======

Outstanding at January 1, 1999                                       115,000                 10.50
       Granted:  Employees                                             5,000                 25.00
                  Directors                                           10,000                 25.00
                                                                     -------
                                                                     130,000                 12.54
Exercised during 1999                                                  6,200                 10.71
                                                                     -------

Outstanding at December 31, 1999                                     123,800                 12.63
                                                                     =======

A summary of options outstanding as of December 31, 1999 is shown below:

                                             Weighted-Average            Number of      Number of
    Exercise        Number of Options      Remaining Contractual          Options        Options
     Price            Outstanding            Life Outstanding           Exercisable     Exercised        Remaining
  -----------     ---------------------   --------------------------  ---------------   ---------        ---------

    $ 10.00             102,500                 6.5 years                 69,500            6,000           63,500
      16.00               5,000                 7.5 years                  2,000              200            1,800
      20.00               2,500                   9 years                    500                -              500
      20.00               5,000                 8.5 years                  1,000                -            1,000
      25.00               5,000                 9.5 years                      -                -                -
      25.00              10,000                  10 years                      -                -                -
                      ---------                                          -------         --------          -------
                        130,000                                           73,000            6,200          66,800
                                                                         =======         ========          =======
Exercised                (6,200)
                      ---------
                        123,800
                      =========


                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 19.  EARNINGS PER SHARE:

                                                                        FOR THE YEAR ENDED
                                        ----------------------------------------------------------------------------------------
                                                             1999                                        1998
                                        --------------------------------------------   -----------------------------------------
                                                       Weighted-Average                            Weighted-Average
                                           Income              Shares      Per-Share     Income            Shares      Per-Share
                                         (Numerator)        (Denominator)   Amount     (Numerator)       (Denominator)  Amount
                                        ------------        ------------   ---------   ------------      ------------  ---------

Net Income                              $    671,022                 -           -        552,556                -           -

Basic EPS
  Income Available to
  Common Stockholders                        671,022             802,633       .84        552,556           800,000        .69

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                          -              76,563         -              -            63,336          -
                                        ------------        ------------  --------   ------------      ------------  ---------

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options           $    671,022             879,196       .76        552,556           863,336        .64
                                        ============        ============  ========   ============      ============  =========

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names of the Company's directors and executives officers, together with certain information regarding them, are as follows:

   Name, Age, and Address             Company Position          Principal Occupation
-----------------------------        -------------------------  ----------------------------
Phillip R. Carriger (52)             Director and               Banker
819 Xanadu Court                     Chief Executive Officer
Johnson City, TN 37604

Michael T. Christian (57)            Director and               Banker
                                     President

Thomas J. Garland (65)               Director                   College Professor/Consultant
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (57)                Director                   Newspapers
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (66)                   Director                   Real Estate Developer
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz (64)                 Director                   Newspapers
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (66)           Director                   Radiologist
810 Cloudland Drive
Johnson City, TN 37601

Biographies of Directors and Officers

Phillip R. Carriger, age 52, has been the Chief Executive Officer of People's Community in Johnson City since 1995. Prior to that time, he was the Senior Vice President of Hamilton Bank's Corporate Division. Mr. Carriger has over 26 years of experience in the banking industry, having worked for the Comptroller of the Currency as an Assistant National Bank Examiner, C&C Bank of Anderson County as a Senior Vice President and First American National Bank (in the Knoxville and Johnson City offices) as a Senior Vice President. Mr. Carriger graduated from the University of Tennessee with a B.S. Degree in Economics in 1971. Mr. Carriger is a member of the Kiwanis Club, East Tennessee State University Foundation Board of Trustees, Economic Development Board, Johnson City Development Authority Board, United Way and Girl's Inc. Board of Directors and President of the Johnson City Country Club Board of Directors.

Michael T. Christian, age 57, spent 28 years with NationsBank and its predecessors. He last served as Executive Vice President in charge of retail banking for Tennessee and Kentucky. Prior to that, he was Executive Vice President over all of Tennessee and Kentucky community banks. Mr. Christian graduated from the University of Tennessee in 1966. He has served on numerous civic and professional boards of directors including the Tennessee Bankers Association, the Federal Reserve Bank of Nashville, the Tennessee Manufacturer's Association and Tusculum College. He is a former Captain, U.S. Army, Armor.

C.C. Marshall, age 66, has been President of Mountcastle Corporation, a real estate development and construction firm, since 1967. Mr. Marshall was a director of Hamilton Bank for 17 years. He is a graduate of East Tennessee State University and a native of Johnson City.

Timothy P. Jones, age 57, is a Vice President, director and stockholder of Press Holding Corporation, the publisher of the Johnson City Press newspaper and seven other newspapers. Mr. Jones received his A.B. Degree in Economics from Wofford College, has a Masters degree in Mass Communications from Texas Tech University and is a former directors of the Tennessee Press Association. He is also a former director of Hamilton Bank and a past Chairman of the Board of Directors of the Johnson City/Jonesborough/Washington County Chamber of Commerce. Mr. Jones is Past President of the Johnson City Evening Rotary Club, Past President of the Johnson City Country Club Board of Directors, a member of the East Tennessee State University Foundation Board of Trustees, Economic Development Board and Johnson City Development Authority Board.

Thomas J. Garland, age 65, served for 21 years in the Tennessee State Senate (17 years as Senate Minority Leader). He is a former Chancellor of the Tennessee Board of Regents, former Chairman of the Board of Commerce Union Bank (now NationsBank) in Greeneville, Tennessee, and also served as Executive Vice President and a director of First American Bank, Tri-Cities. Mr. Garland, a graduate of East Tennessee State University, currently serves as Chairman of the Tusculum Institute for Public Leadership and Policy at Tusculum College. He is a member of the Board of Directors of Atmos Energy Corporation, Dallas Texas, and a former director of Tri-State Container, now Inland Container, in Elizabethton, Tennessee. Mr. Garland is a member of the boards of the Johnson City Medical Center, the Sequoyah Council Boy Scouts of America, ETSU National Alumni Association, the Greater Tri-Cities Business Alliance and the East Tennessee State University Foundation Board of Trustees.

James D. Swartz, age 64, has been a co-owner of Swartz-Morris Media (which owns two newspapers) and Swart Media Consultants, a company that advises newspapers in operation systems, since 1988. Prior to that time, Mr. Swartz was President or Worrell Enterprises, a media company with 33 newspapers and three television stations. Mr. Swartz was born in Johnson City, Tennessee, and currently serves on the East Tennessee State University Foundation Board of Trustees and ETSU College of Business Board of Advisors.

James W. Gibson, M.D., age 66, is currently associated with Mountain Empire Radiology , P.C. and has practiced his specialty of radiology in Johnson City since 1965. Dr. Gibson received his undergraduate education from Vanderbilt University, his Medical Degree from the University of Tennessee Medical School in Memphis and served his residency in radiology at Duke University Medical Center, Durham, North Carolina. He presently serves on the National Alumni Council for the University of Tennessee Medical School and is a member of the ETSU Foundation. He has served on the Johnson City Medical School Board of Directors and the Watauga Mental Health Center Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes the compensation paid or accrued for the years ended December 31, 1999, 1998, and 1997 to the Chief Executive Officer. There are no other officers of the Company or Bank whose total annual salary exceeds $100,000; accordingly, disclosure regarding executive compensation is provided in the below tables only with respect to the Chief Executive Officer.

                                                            Annual
                                                         Compensation
                                          Fiscal                                   Salary
Name and Current Position                  Year       Salary ($)   Bonus ($)     Compensation
--------------------------------        ---------     ----------  -----------  ----------------
Phillip R. Carriger                        1999        $114,150                    $1,901 (1)
   President and Chief Executive           1998        $108,750                    $1,304 (1)
   Officer, Director                       1997        $102,000                    $3,800 (1)


(1)      Represents automobile reimbursement.


Option Grants in Preceeding Fiscal Years

         The following table sets forth information concerning stock option grants to the Company's Chief Executive Officer during 1996. There were no grants prior to that time or after that time.

                           # OF SECURITIES               % OF TOTAL
                          UNDERLYING OPTIONS         OPTIONS GRANTED TO
Name                           GRANTED               EMPLOYEES IN 1996
--------------------     --------------------       --------------------
Phillip R. Carriger             40,000                     51.61%



Value of Unexercised Options

         This table presents information regarding the value of unexercised options held at December 31, 1999. No stock options were exercised, and there were no SARs outstanding during 1999, 1998, 1997, or 1996.

                                                        VALUE OF UNEXERCISABLE
                          NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS
                          OPTIONS AT FY-END (#)              AT FY-END (1)
Name                     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
--------------------     -------------------------     -------------------------
Phillip R. Carriger           24,000/16,000               $360,000/$240,000

(1) Dollar values were calculated by determining the difference between the price of common stock on December 31, 1999 of $25.00 per share and the exercise price of such options

Director Compensation

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1999 certain information with respect to the shares of the common stock of the Company beneficially owned by the shareholders known to the Company to own beneficially more than 5% of the shares and the shares of common stock beneficially owned by the Company's directors and executive officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all presently exercisable options and options that will become exercisable within 120 days from the date of this table, that have been issued pursuant to any of the Company's stock option plans, have been exercised.

             Name and Address                                            Number of Shares Beneficially
           of Beneficial Owners                                              Owned on 12/31/99 (%)
-------------------------------------------                            -----------------------------------
Phillip R. Carriger (1)                                                     45,000           (5.29%)
819 Xanadu Court
Johnson City, TN 37604

Thomas J. Garland (2)                                                       13,700           (1.61%)
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (2)                                                        16,200           (1.91%)
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (2)                                                           53,989           (6.35%)
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz                                                             51,200           (6.02%)
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (3)                                                   11,200           (1.32%)
810 Cloudland Drive
Johnson City, TN 37601

All Directors and Executive Officers as a group (six persons) (4)           191,289          (22.5%)

(1) Includes 24,000 shares which Mr. Carriger currently has a right to acquire under Company stock options.
(2) Includes 6,200 shares which each of these directors currently has a right to acquire under Company stock options.
(3) Includes 1,200 chares which Dr. Gibson currently has a right to acquire under Company stock options.
(4) Includes 43,800 shares which all officers and directors as a group currently have a right to purchase under Company stock options.


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

There are no cases in which aggregate extensions of credit outstanding to any one director or officer and his associates exceeds 10% of the equity capital of the Bank. At December 31, 1999, the total amount of loans to directors and executive officers was $91 thousand, or approximately 1.1% of shareholder's equity.

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

 21 Subsidiaries of the Registrant - The Registrant's sole subsidiary is "People's Community Bank", a Tennessee state chartered banking institution.

 27.1     1999 Financial Data Schedule

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

                       Date: March 27, 2000
                       ---------------------------------------------------------


                       By:/s/ Larry Parks
                       ---------------------------------------------------------
                       Larry Parks, Vice President
                       (Principal Accounting Officer)


                       Date: March 27, 2000
                       ---------------------------------------------------------

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

                       Date: March 27, 2000
                       ---------------------------------------------------------


                       By:/s/ Michael T. Christian
                       ---------------------------------------------------------
                       Michael T. Christian, President and Director

                       Date: March 27, 2000
                       ---------------------------------------------------------


                       By:/s/ Thomas J. Garland
                       ---------------------------------------------------------
                       Thomas J. Garland, Director

                       Date: March 27, 2000
                       ---------------------------------------------------------


                       By:/s/ Timothy P. Jones
                       ---------------------------------------------------------
                       Timothy J. Jones, Director

                       Date: March 27, 2000
                       ---------------------------------------------------------


                       By:/s/ C.C. Marshall
                       ---------------------------------------------------------
                       C.C. Marshall, Director

                       Date: March 27, 2000
                       ---------------------------------------------------------


                       By:/s/ J.D. Swartz
                       ---------------------------------------------------------
                       J.D. Swartz, Director

                       Date: March 27, 2000
                       ---------------------------------------------------------


                       By:/s/ James W. Gibson
                       ---------------------------------------------------------
                       James W. Gibson, Director

                       Date: March 27, 2000
                       ---------------------------------------------------------