Form 10QSB
period 2000-03-31
PCB BANCORP INC
filed 2000-05-12
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the Transition Period From ____________ to ____________.


                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                      Tennessee                                         62-1641671
   ----------------------------------------------         ----------------------------------------
   (State or other jurisdiction of incorporation)          (I.R.S. Employer Identification Number)


      300 Sunset Dr : Johnson City, Tennessee                            37604
   ----------------------------------------------         ---------------------------------------
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


                                     809,700
                                     -------
     (Outstanding shares of the issuer's common stock as of March 31, 2000)

                  Transitional Small Business Disclosure Format

                                Yes            No    X
                                     ------        -----

                                PCB BANCORP, INC.

                                      INDEX



Number                                                                                                   Page
--------------                                                                                        ----------
PART 1.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                           March 31, 2000 (Unaudited) and December 31, 1999                                3

                      Consolidated Statements of Income
                      Three Months ended March 31, 2000 and 1999 (Unaudited)                               4

                      Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 2000 and 1999 (Unaudited)                               5

                      Notes to Consolidated Financial Statements (Unaudited)                               6

Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                        7 - 8


PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                    9

Item 2.               Changes in Securities                                                                9

Item 3.               Default Upon Senior Securities                                                       9

Item 4.               Submission of Matters to a Vote of Security Holders                                  9

Item 5.               Other Information                                                                    9

Item 6.               Exhibits and Reports on Form 8-k                                                     9

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
===============================================================================

                        PCB BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                (In Thousands)
                                                                         ----------------------------
                                                                          March 31,       December 31,
ASSETS                                                                      2000               1999
-----------------------------------------------------------------------------------------------------
Cash and due from Banks                                                     5,378           $   6,049
Federal funds sold                                                          1,967               1,359
Securities held to maturity                                                   601                 601
Securities available-for-sale, at fair value                               20,139              20,043
Other Investments                                                             295                 276
Loans                                                                      75,018              71,010
Allowance for loan losses                                                    (905)               (864)
                                                                        ---------           ---------
   Loans, net                                                              74,113              70,146
                                                                        ---------           ---------
Premises and equipment                                                      3,085               3,152
Accrued income receivable                                                     673                 619
Other assets                                                                  543                 251
                                                                        ---------           ---------

                                                                        $ 106,794           $ 102,496
                                                                        =============================


LIABILITIES AND STOCKHOLDER'S EQUITY
-----------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                              $  11,516           $   9,842
      Interest bearing                                                     77,543              80,976
                                                                        ---------           ---------
         Total deposits                                                    89,059              90,818
Other Borrowings                                                            8,500               2,000
Accrued interest payable                                                      378                 322
Other Liabilities                                                             294                 865
                                                                        ---------           ---------
         Total Liabilities                                                 98,231              94,005
                                                                        ---------           ---------


Shareholder's equity:
   Preferred stock, no par value, 1,000,000 shares authorized;
     none issued                                                                0                   0
   Common stock, $1 par value, 3,000,000 shares authorized;
     809,700 shares issued and outstanding                                    810                 806
   Additional paid-in capital                                               7,296               7,259
   Retained Earnings                                                          966                 861
   Unrealized Holding Gain/Loss-Equity                                       (509)               (435)
                                                                        ---------           ---------
         Total shareholder's equity                                         8,563               8,491
                                                                        ---------           ---------

                                                                        $ 106,794           $ 102,496
                                                                        -----------------------------

                        PCB BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                                  (Unaudited)


                                                                             (In Thousands)
                                                                      --------------------------
                                                                           Three Months Ended
                                                                        2000               1999
                                                                      --------          --------
INTEREST INCOME:
   Loans, including fees                                              $  1,647          $  1,493
   Securities:
      Taxable                                                              237               120
      Tax exempt                                                            85                60
   Federal funds sold                                                       13                67
                                                                      --------          --------
         Total interest income                                           1,982             1,740
                                                                      --------          --------

INTEREST EXPENSE:
   Deposits                                                                970               924
   Other borrowings                                                         78                --
                                                                      --------          --------
         Total interest expense                                          1,048               924
                                                                      --------          --------
         Net interest income                                               934               816
PROVISION FOR LOAN LOSSES                                                   49                19
                                                                      --------          --------
         Net interest income after provision for loan losses               885               797

OTHER INCOME:
   Dividend Income from FHLB                                                19                --
   Service charges on deposit accounts                                      89                57
   Other service charges, commissions and fees                              10                 6
                                                                      --------          --------
         Total other income                                                118                63
                                                                      --------          --------

OTHER EXPENSES:
   Salaries and employee benefits                                          416               362
   Occupancy expense                                                        49                56
   Other operating expenses                                                249               234
                                                                      --------          --------
          Total other expenses                                             714               652
                                                                      --------          --------
          Income before income taxes                                       289               208
INCOME TAXES                                                               116                84
TAX-EXEMPT SECURITIES ADJUSTMENT                                            29                20
                                                                      --------          --------

          Net income                                                       202               144
                                                                      ========          ========


Earnings per share                                                        0.25              0.18
                                                                      ========          ========

Weighted average shares outstanding                                    809,700           800,000
                                                                      --------          --------

                        PCB BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                            (In Thousands)
                                                                         Three Months Ended
                                                                        2000             1999
                                                                      -------          -------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS
Cash flows from operating activities:
     Net Income                                                           202              144
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and Amortization                                     109               68
        Provision for loan losses                                          49               19
        Increase in accrued income receivable                             (54)             (69)
        Other, net                                                       (173)            (280)
                                                                      -------          -------
          Net cash provided(used) by operating activities                 133             (118)
                                                                      -------          -------

Cash flows from investing activities:
     (Increase)/decrease in federal funds sold                           (608)           3,259
     Purchases of held to maturity securities                              --               --
     Purchases of securities available-for-sale                          (199)          (4,467)
     Net (increase)/decrease in loans                                  (4,008)             360
     Purchases of premises and equipment                                   (4)            (121)
     Purchases/Dividends of Federal Home Loan Bank stock                  (19)              --
                                                                      -------          -------
          Net cash used by investing activities                        (4,838)            (969)
                                                                      -------          -------

Cash flows from financing activities:
     Dividends paid-out                                                    --              (40)
     Increase/(decrease) in deposits                                   (2,467)           1,334
     Increase in Other Borrowings                                       6,500               --
                                                                      -------          -------
          Net cash provided by financing activities                     4,033            1,294
                                                                      -------          -------

          Net increase in cash                                           (672)             207

Cash and due from banks at beginning of period                          6,050            2,048
                                                                      -------          -------

Cash and due from banks at end of period                                5,378            2,255
                                                                      =======          =======

Cash payments for interest                                                950            1,110
                                                                      =======          =======
Cash payments for income taxes                                            237               70
                                                                      -------          -------

PCB BANCORP, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements (Unaudited)



NOTE 1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the first quarter of 2000. Total assets have grown $4.3 million or 4.2% since December 31, 1999.

Loans have increased $4.0 million or 5.6% since December 31, 1999. Investment securities have increased $96 thousand or 0.5% since December 31, 1999.

NONPERFORMING ASSETS AND RISK ELEMENTS. The Bank had $317,000 in nonperforming assets at March 31, 2000. Diversification within the loan profile is an important means of reducing inherent lending risks. At March 31, 2000, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $293,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $167 thousand, leaving a balance classified as substandard of $126 thousand. The Bank also currently has $124 thousand in other real estate owned.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $5.4 million as of March 31, 2000. In addition, loans and investment securities repricing or maturing in one year or less exceed $30.8 million at March 31, 2000. The Bank has approximately $6.56 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily, standby letters of credit, are approximately $724,000 at March 31, 2000. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, AmSouth Bank and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $14.5 million with $8.5 million having been drawn as of March 31, 2000. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources, or results of operations. Total equity capital at March 31, 2000, is $8.6 million or 8.0% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of March 31, 2000 for all regulatory agencies. The Bank's capital ratios as of March 31, 2000, are as follows:

                  Tier 1 capital                              11.5%

                  Tier 2 capital                               1.1%

                  Total risk-based                            12.6%

RESULTS OF OPERATIONS

The Company had net income of $202,000 in the first quarter of 2000 compared to income of $144,000 in the first quarter of 1999. Net interest income was up $120,000 or 14.7% over the first quarter of 2000 compared to 1999.

Interest income and interest expense both increased from 1999 to 2000 because of the increase in earning assets and funding sources (i.e. deposits and borrowings) from March 31, 1999 to March 31, 2000.

The provision for loan losses was $49,000 in the first quarter of 2000 compared to $19,000 in the first quarter of 1999. The allowance for loan losses of $905,000 at March 31, 2000 (approximately 1.21% of loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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

                  27 Financial Data Schedule (For SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PCB BANCORP, INC.
                                     -----------------------------------------
                                      (Registrant)




        5/9/00                         /s/     Phillip R. Carriger
---------------------------          -----------------------------------------
(Date)                               Phillip R. Carriger, Chairman and Chief
                                     Executive Officer
                                     (Principle Executive Officer)





        5/9/00                         /s/      Larry E. Parks
---------------------------          -----------------------------------------
(Date)                               Larry E. Parks, Vice President
                                     (Principle Accounting Officer)