Form 10QSB
period 2000-06-30
PCB BANCORP INC
filed 2000-08-09
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the Transition Period From                to
                                          --------------     -----------------

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Tennessee                                            62-1641671
----------------------------------------------           ----------------------------------------
(State or other jurisdiction of incorporation)           (I.R.S. Employer Identification Number)


   300 Sunset Dr : Johnson City, Tennessee                                  37604
----------------------------------------------           ----------------------------------------
  (Address of Principal Executive Office)                                (Zip Code)


                                 (423) 915-2222
                 ----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


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

                          Yes   [X]                No [ ]


                                     809,700
                                ----------------

      (Outstanding shares of the issuer's common stock as of June 30, 2000)


                  Transitional Small Business Disclosure Format

                          Yes   [ ]                No [X]

                                PCB BANCORP, INC.

                                      INDEX



Number                                                                                                   Page
--------------                                                                                        ------------
PART 1.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                           June 30, 2000 (Unaudited) and December 31, 1999                                 2

                      Consolidated Statements of Income
                           Three Months ended June 30, 2000 and 1999 (Unaudited)                           3
                           Six Months ended June 30, 2000 and 1999 (Unaudited)                             3

                      Consolidated Statements of Shareholders' Equity
                           Six Months ended June 30, 2000 and 1999 (Unaudited)                             6

                      Consolidated Statements of Cash Flows
                           Six Months ended June 30, 2000 and 1999 (Unaudited)                             7

                      Notes to Consolidated Financial Statements (Unaudited)                               9

Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                         13


PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                   15

Item 2.               Changes in Securities                                                               15

Item 3.               Default Upon Senior Securities                                                      15

Item 4.               Submission of Matters to a Vote of Security Holders                                 15

Item 5.               Other Information                                                                   15

Item 6.               Exhibits and Reports on Form 8-k                                                    15

                                PCB BANCORP, INC.



                              FINANCIAL STATEMENTS

                                      WITH

                           ACCOUNTANT'S REVIEW REPORT




                  For the Quarters Ended June 30, 2000 and 1999

                         INDEPENDENT ACCOUNTANTS' REPORT







To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN  37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of June 30, 2000 and the related consolidated statement of changes in stockholders' equity for the six months ended June 30, 2000 and the consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Bank's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                             Blackburn, Childers & Steagall, PLC


July 31, 2000

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         June 30,             December 31,
                                                                                           2000                   1999
                                                                                      -------------           ------------
                                                                                       (unaudited)
                                                       ASSETS

Cash and Due from Banks                                                               $   5,350,090              6,049,616
Federal Funds Sold                                                                        3,395,000              1,359,000
Securities Held-to-Maturity                                                                 600,668                600,749
Securities Available-for-Sale                                                            20,036,310             20,043,328
Loans Receivable, Net                                                                    79,011,748             70,146,050
Accrued Interest Receivable                                                                 655,917                619,196
Premises and Equipment, Net                                                               3,052,382              3,152,084
Restricted Investments - Stock in Federal Home Loan Bank, Cost                              300,000                275,500
Deferred Tax Asset                                                                          180,323                152,612
Other Assets                                                                                247,447                 98,340
                                                                                      -------------           ------------

           Total Assets                                                               $ 112,829,885            102,496,475
                                                                                      =============           ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand Deposits                                                                $  11,420,465              9,841,868
       Savings and NOW Deposits                                                          35,329,918             40,130,428
       Other Time Deposits                                                               55,852,402             40,845,777
    Accrued Interest Payable                                                                418,029                321,903
    Dividends Payable                                                                        48,582                     --
    Accounts Payable and Other Liabilities                                                1,004,641              2,865,411
                                                                                      -------------           ------------
           Total Liabilities                                                            104,074,037             94,005,387
                                                                                      -------------           ------------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value; 3,000,000 shares authorized; 809,700 and
       806,200 shares issued and outstanding
       at 6-30-00 and 12-31-99, respectively                                                809,700                806,200
    Additional Paid-in Capital                                                            7,295,500              7,259,000
    Retained Earnings                                                                     1,105,474                861,168
    Accumulated Other Comprehensive Income                                                 (454,826)              (435,280)
                                                                                      -------------           ------------
           Total Shareholder's Equity                                                     8,755,848              8,491,088
                                                                                      -------------           ------------

           Total Liabilities and Shareholders' Equity                                 $ 112,829,885            102,496,475
                                                                                      =============           ============





              See Accompanying Notes and Accountant's Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                   The Three Months Ended             The Six Months Ended
                                                              June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                                                              -------------    -------------     -------------    --------------
INTEREST INCOME:
    Interest on Loans                                          $1,698,575         1,401,282         3,274,160        2,827,892
    Interest on Investments                                       348,377           238,123           689,967          418,169
    Interest on Federal Funds Sold                                 19,824            30,692            32,909           98,004
                                                               ----------        ----------         ---------        ---------

    Total Interest Income                                       2,066,776         1,670,097         3,997,036        3,344,065
                                                               ----------        ----------         ---------        ---------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                 24,870            12,297            46,849           27,498
    Interest on Money Market Accounts                              54,517            52,759           106,984           94,422
    Interest on Passbook Accounts                                 298,113           418,695           639,284          833,247
    Interest on Certificates of Deposit                           697,783           405,972         1,251,452          858,128
    Interest on Other Borrowed Funds                               82,406                --           160,802               --
                                                               ----------        ----------         ---------        ---------
    Total Interest Expense                                      1,157,689           889,723         2,205,371        1,813,295
                                                               ----------        ----------         ---------        ---------

    Net Interest Income                                           909,087           780,374         1,791,665        1,530,770
    Provision for Loan Losses                                      51,767            18,555           101,132           37,235
                                                               ----------        ----------         ---------        ---------

    Net Interest Income after Provision for Loan Losses           857,320           761,819         1,690,533        1,493,535
                                                               ----------        ----------         ---------        ---------

NON-INTEREST INCOME:
    Service Charges                                               103,479            79,664           199,370          140,706
    Loan Origination Fees                                          90,154            46,384           159,548          104,830
    Net Gains (Losses) from Sale of Loans                             200              (181)            2,122            7,267
    Net Realized Gain on Sales and Calls of Securities                 --             2,721                --            2,721
    Miscellaneous                                                     238               543             2,122            1,331
                                                               ----------        ----------         ---------        ---------

    Total Non-Interest Income                                     194,071           129,131           363,162          256,855
                                                               ----------        ----------         ---------        ---------


                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                    The Three Months Ended                     The Six Months Ended
                                              ---------------------------------      ------------------------------------
                                              June 30, 2000       June 30, 1999      June 30, 2000          June 30, 1999
                                              -------------       -------------      -------------          -------------
NON-INTEREST EXPENSE:
    Salaries                                     353,496            289,677              698,384              592,974
    Payroll Taxes                                 25,375             24,157               56,695               54,984
    Employee Benefits                             36,233             20,232               76,116               48,505
    Occupancy Expense                             28,040             22,309               52,758               45,580
    Rental Expense                                 6,300              9,300               12,600               15,600
    Furniture and Equipment Expense                4,237              6,400                9,528               11,172
    Computer Equipment Expense                    26,201             25,096               55,347               68,116
    Stationery, Supplies and Printing             22,435             11,461               47,571               33,165
    Postage, Express and Freight                  22,760             16,308               42,887               32,884
    Telephone Expense                             13,680             13,251               26,355               25,082
    Vehicle Expense                                5,575              3,087               11,066                5,914
    Outside Services                              33,035             16,943               57,105               38,309
    Teller Over and Short                            386                 71                   88                   95
    Advertising and Promotion                     23,228             28,027               37,622               48,487
    Loan Collection Expense                        5,863              1,483               11,066                3,640
    Bank Security and Protection                     559                787                  975                1,507
    FDIC Assessment                                4,799              2,365                9,739                4,623
    Insurance                                      5,323              9,709               14,366               18,754
    Dues and Subscriptions                         3,526              3,571                9,399                5,478
    Franchise Tax Expense                          6,750              6,000               13,500               12,000
    Refunds and Reimbursements                     1,977                703                4,552                3,000
    Travel and Meetings                              698              1,180                1,218                1,484
    Contributions                                  1,490              1,440                3,090                3,635
    Depreciation and Amortization                 74,600             74,551              147,519              142,339
    Directors' Fees                                7,995              8,100               16,095               15,298
    Miscellaneous Expenses                        20,931             13,340               33,595               28,419
                                                 -------            -------            ---------            ---------

    Total Non-Interest Expenses                  735,492            609,548            1,449,236            1,261,044
                                                 -------            -------            ---------            ---------

    Income Before Taxes                          315,899            281,402              604,459              489,346




                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  The Three Months Ended           The Six Months Ended
                                               -----------------------------   -----------------------------
                                               June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                               -------------   -------------   -------------   -------------

Income Before Taxes (Brought Forward)             315,899         281,402         604,459         489,346

INCOME TAX PROVISION:
   Income Tax Expense                             128,247          91,046         214,617         154,604
                                                  -------         -------         -------         -------

   Net Income                                     187,652         190,356         389,842         334,742
                                                  =======         =======         =======         =======

   Net Income per Share-Basic                     $   .23             .24             .48             .42
                                                  =======         =======         =======         =======

   Net Income per Share-Assuming Dilution         $   .21             .22             .44             .38
                                                  =======         =======         =======         =======

              See Accompanying Notes and Accountant's Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                        Accumulated
                                                       Additional                          Other
                                        Common          Paid-in          Retained      Comprehensive
                                         Stock          Capital          Earnings          Income          Total
                                       ---------       ----------       ----------     -------------     ----------

Balances, January 1, 1999              $ 800,000        7,200,000          671,022         68,578        8,379,034


COMPREHENSIVE INCOME:
Net Income                                    --               --          671,022             --          671,022
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $(335,906)                                                                    (503,858)        (503,858)
                                                                                                        ----------
Total Comprehensive Income                                                                                 167,164
Stock Option Exercised                     6,200           59,000               --             --           65,200
Cash Dividends                                --               --         (120,310)            --         (120,310)
                                       ---------       ----------       ----------       --------       ----------

Balances, December 31, 1999            $ 806,200        7,259,000          861,168       (435,280)       8,491,088


COMPREHENSIVE INCOME:
Net Income                                    --               --          389,842             --          389,842
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $(13,030)                                                                      (19,546)         (19,546)
                                                                                                        ----------
Total Comprehensive Income                                                                                 370,296
Stock Option Exercised                     3,500           36,500                              --           40,000
Cash Dividends                                --               --         (145,536)            --         (145,536)
                                       ---------       ----------       ----------       --------       ----------

Balances, June 30, 2000                $ 809,700        7,295,500        1,105,474       (454,826)       8,755,848
                                       =========       ==========       ==========       ========       ==========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         June 30, 2000     June 30, 1999
                                                                         -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                               $    389,842          334,742
 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation Expense                                                      147,519          131,475
 Amortization Expense                                                               --           10,864
 Provision for Loan Losses                                                     101,132           37,235
 Discount Accretion Net of Premium Amortization                                (33,518)         (15,670)
 Origination of Mortgage Loans Held for Sale                                        --         (496,300)
 Proceeds from Mortgage Loans Sold                                                  --          876,550
 Net Realized (Gains) Loss on Sales and Calls of Securities                         --           (2,721)
 Deferred Income Tax                                                           (27,711)         (32,755)
 (Increase) Decrease in Assets:
   Interest Receivable                                                         (36,721)         (62,598)
 Other Assets                                                                 (149,107)         (61,900)
 Increase (Decrease) in Liabilities:
 Increase (Decrease) in Accrued Interest Payable                                96,126         (176,205)
 Other Liabilities                                                          (1,860,770)        (134,810)
                                                                          ------------       ----------
 Net Cash Provided (Used) by Operating Activities                           (1,373,208)         407,907
                                                                          ------------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                              (2,036,000)       2,774,000
  Purchases of Available-for-Sale Securities                                   (472,500)      (5,779,765)
  Proceeds from Maturities and Calls of Available-For-Sale Securities            54,900        1,511,240
  Principal Payments Received on Mortgage Back Securities                       438,671          505,944
  Purchases of Restricted Investments                                           (24,500)          (4,700)
  Purchases of Premises and Equipment                                           (47,817)        (182,952)
  Net (Increase) in Loans Receivable                                         (8,966,830)        (358,860)
                                                                           ------------       ----------
  Net Cash Used for Investing Activities                                    (11,054,076)      (1,535,093)
                                                                           ------------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                                                                (96,954)         (40,000)
  Stock Options Exercised                                                        40,000               --
  Net Increase in Deposits                                                   11,784,712        3,240,778
                                                                           ------------       ----------
Net Cash Provided by Financing Activities                                    11,727,758        3,200,778
                                                                           ------------       ----------

Increase (Decrease) in Cash and Cash Equivalents                               (699,526)       2,073,592

                                  (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  June 30, 2000        June 30, 1999
                                                                                  -------------        -------------

Increase (Decrease) in Cash and Cash Equivalents                                       (699,526)           2,073,592
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year                                          6,049,616            2,048,350
                                                                                    -----------            ---------


Cash and Cash Equivalents, End of Period                                            $ 5,350,090            4,121,942
                                                                                    ===========            =========



SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest                                            $ 2,109,245            1,910,000
                                                                                    ===========            =========

Cash Paid during the Period for Income Taxes                                        $   246,503              205,000
                                                                                    ===========           ==========

             See Accompanying Notes and Accountant's Review Report.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


NOTE 2. ACCOUNTS PAYABLE AND OTHER LIABILITIES:

At December 31, 1999 there was a $2,000,000 balance on a line of credit included in Accounts Payable and other liabilities. This balance had been repaid in its entirety at June 30, 2000.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                         June 30, 2000 (unaudited)                               December 31, 1999
                             ------------------------------------------------     -----------------------------------------------
                                Gross       Gross                                               Gross      Gross
                              Amortized   Unrealized  Unrealized                  Amortized   Unrealized Unrealized
                                Cost        Gains       Losses     Fair Value       Cost        Losses      Gains      Fair Value
                             -----------  ----------  ----------   ----------     ----------  ---------- ----------    ----------
Available-for-Sale
U.S. Government
  Federal Agencies           $ 8,228,545     2,989     333,192      7,898,342      7,720,191        --     288,194      7,431,997
State and Municipal
  Governments                  7,342,924     2,452     275,967      7,069,409      7,395,994       204     283,339      7,112,859
Mortgage-Backed
  Securities                   5,222,884     1,328     155,653      5,068,559      5,652,610     2,895     157,033      5,498,472
                             -----------     -----     -------     ----------     ----------     -----     -------     ----------

Total Available-for-Sale      20,794,353     6,769     764,812     20,036,310     20,768,795     3,099     728,566     20,043,328
                             -----------     -----     -------     ----------     ----------     -----     -------     ----------

Held-to-Maturity
US Government Agencies           500,000        --       8,605        491,395        500,000        --       4,548        495,452
State and Municipal
  Governments                    100,668        --       1,629         99,039        100,749        --       4,442         96,307
                             -----------     -----     -------     ----------     ----------     -----     -------     ----------

Total Held-to-Maturity           600,668        --      10,234        590,434        600,749        --       8,990        591,759
                             -----------     -----     -------     ----------     ----------     -----     -------     ----------

Total Investment
  Securities                 $21,395,021     6,769     775,046     20,626,744     21,369,544     3,099     737,556     20,635,087
                             ===========     =====     =======     ==========     ==========     =====     =======     ==========


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
                                             ==========      ==========      ==========      ==========

Accrued interest on investments at June 30, 2000 and December 31, 1999 was $254,534 and $241,885, respectively. During the year ended December 31, 1999 and the six months ended June 30, 2000 the bank received $54,900 and $4,711,563 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $54,900 and $4,700,781 resulting in a realized gain of $10,782 on sales and calls of securities, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS RECEIVABLE:

Loans at December 31 are summarized as follows:

                                                     June 30,         December 31,
                                                 2000 (unaudited)         1999
                                                 ----------------     ------------
Commercial                                         $ 38,439,320       $35,563,247
    Commercial Real Estate                              142,672           147,015
    Residential Real Estate                          10,523,812        11,726,358
    Installment                                      28,353,555        21,768,308
    Consumer                                          2,364,911         1,666,176
    Other                                               168,965           181,453
                                                   ------------      ------------
                                                     79,993,235        71,052,557
    Allowance for Loan Losses                          (930,109)         (863,816)
    Unearned Discount on Mortgages and
      Installment Loans                                     (52)             (232)
    Net Deferred Loan Origination Fees                  (51,326)          (42,459)
                                                   ------------      ------------

                                                   $ 79,011,748       $70,146,050
                                                   ============      ============

An analysis of the change in the allowance for loan losses follows:

                                                          June 30,         December 31,
                                                      2000 (unaudited)         1999
                                                      ----------------     ------------
     Balance at Beginning of Period                     $    863,816       $    825,649
     Provision for Loan Losses                               101,132             79,677
     Loans Charged Off                                       (37,274)           (47,821)
     Recoveries on Loans                                       2,435              6,311
                                                        ------------       ------------

     Balance at End of Period                           $    930,109       $    863,816
                                                        ============       ============

A summary of loans by estimated maturity as of December 31, 1999 is as follows:

          Maturity within one year       $ 29,296,509
          One to five years                40,670,129
          Over five years                   1,085,919
                                         ------------

                                         $ 71,052,557
                                         ============

Accrued interest receivable on loans at June 30, 2000 and December 31, 1999 was $401,383 and $377,311, respectively.

At December 31, 1999, the total recorded investment in impaired loans amounted to $292,818. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 1999, is $158,411. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss and is classified as substandard is $134,407. The amount of accrued interest is recognized prior to principal for any cash receipts on impaired loans. Interest income in the amount of $17,812 was recognized for cash receipts during 1999.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. EARNINGS PER SHARE:

                                                             FOR THE PERIOD ENDED
                                 ----------------------------------------------------------------------------

                                              June 30,                               December 31,
                                           2000(unaudited)                               1999
                                 ----------------------------------------------------------------------------

                                           Weighted-Average                        Weighted-Average
                                    Income        Shares    Per-Share       Income        Shares    Per-Share
                                 (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                                 -----------  ------------- ---------    -----------  ------------- ---------

Net Income                         $389,842            --        --         671,022            --        --

Basic EPS
 Income Available to
 Common Stockholders                389,842       809,180       .48         671,022       802,633       .84

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                --        70,000        --              --        76,563        --
                                   --------      --------      ----        --------      --------      ----

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options      $389,842       879,180       .44         671,022       879,196       .76
                                   ========      ========      ====        ========      ========      ====

       Item 2. Management's Discussion And Analysis of Financial Condition
                            and Results of Operations

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the second quarter of 2000. Total assets have grown $10.3 million or 10.1% since December 31, 1999.

Loans have increased $8.9 million or 12.6% since December 31, 1999. Investment securities have decreased $7 thousand or .03% since December 31, 1999.

NONPERFORMING ASSETS AND RISK ELEMENTS. The bank had $296,000 in nonperforming assets at June 30, 2000. Diversification within the loan profile is an important means of reducing inherent lending risks. At June 30, 2000, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $296,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $168,000, leaving a balance classified as substandard of $128,000. The Bank also currently has $128,000 in other real estate owned.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $5.4 million as of June 30, 2000. In addition, loans and investment securities repricing or maturing in one year or less exceed $32.2 million at June 30, 2000. The Bank has approximately $7.53 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily, standby letters of credit, are approximately $449,000 at June 30, 2000. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, AmSouth Bank and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $16 million with none having been drawn as of June 30, 2000. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources, or results of operations. Total equity capital at June 30, 2000, is $8.8 million or 7.8% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of June 30, 2000 for all regulatory agencies. The Bank's capital ratios as of June 30, 2000, are as follows:

           Tier 1 capital                   10.5%

           Tier 2 capital                    1.2%

           Total risk-based                 11.7%

                              RESULTS OF OPERATIONS

The Company had net income of $188,000 during the second quarter of 2000 compared to net income of $190,000 during the second quarter of 1999. For the six months ended June 30, 2000, the Company had net income of $390,000, which was a 16.5% increase over the same period in 1999. Net interest income was up $129,000 or 16.49% over the second quarter of 2000 compared to 1999. Net interest income for the six month period ended June 30, 2000 increased $261,000 or 17.04% over the same period in 1999.

Interest income and interest expense both increased from 1999 to 2000 because of the increase in earning assets and deposits from June 1999 to June 2000. The growth in non-interest income for the period ending June 30, 2000 reflects the increase in deposits during 1999 and 2000.

The provision for loan losses was $52,000 in the second quarter of 2000 compared to $19,000 in the second quarter of 1999. The allowance for loan losses of $930,000 at June 30, 2000 (approximately 1.16% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

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

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PCB BANCORP, INC.
                                 ----------------------------------------------------------------
                                                            (Registrant)


        8/7/00                                         Phillip R. Carriger
----------------------           ----------------------------------------------------------------
(Date)                           Phillip R. Carriger, Chairman and Chief Executive Officer
                                 (Principle Executive Officer)


        8/7/00                                          Michael Christian
----------------------           ----------------------------------------------------------------
(Date)                           Michael Christian, Secretary