Form 10QSB
period 2000-09-30
PCB BANCORP INC
filed 2000-11-09
CIK 1016467

    IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS FORM 10-QSB IS BEING
           FILED IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                    Tennessee                                          62-1641671
-----------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation)          (I.R.S. Employer Identification Number)


    300 Sunset Dr : Johnson City, Tennessee                               37604
-----------------------------------------------         ---------------------------------------
     (Address of Principal Executive Office)                            (Zip Code)


                                 (423) 915-2232
        -----------------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


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


                                     809,700
                                ----------------
   (Outstanding shares of the issuer's common stock as of September 30, 2000)

                  Transitional Small Business Disclosure Format

                   Yes                    No   X
                       ------                -----

                                PCB BANCORP, INC.

                                      INDEX



Number                                                                                           Page
------                                                                                           ----

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets
                September 30, 20000 (Unaudited) and December 31, 1999                              2

              Consolidated Statements of Income
                Three Months ended September 30, 2000 and 1999 (Unaudited)                         3
                Nine Months ended September 30, 2000 and 1999 (Unaudited)                          3

              Consolidated Statement of Shareholders' Equity
                Nine Months ended September 30, 2000 and 1999 (Unaudited)                          6

              Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2000 and 1999 (Unaudited)                          7

              Notes to Consolidated Financial Statements (Unaudited)                               9

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                         13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   16

Item 2.       Changes in Securities                                                               16

Item 3.       Default Upon Senior Securities                                                      16

Item 4.       Submission of Matters to a Vote of Security Holders                                 16

                                PCB BANCORP, INC.



                              FINANCIAL STATEMENTS

                                      WITH

                           ACCOUNTANT'S REVIEW REPORT




               For the Quarters Ended September 30, 2000 and 1999

                         INDEPENDENT ACCOUNTANTS' REPORT







To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN  37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of September 30, 2000 and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2000 and the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Bank's management.

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





                                             BLACKBURN, CHILDERS & STEAGALL, PLC


October 26, 2000

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                          September 30,         December 31,
                                                                               2000                 1999
                                                                          -------------         ------------
                                                                           (unaudited)
                                     ASSETS

Cash and Due from Banks                                                   $   3,893,982            6,049,616
Federal Funds Sold                                                            4,186,000            1,359,000
Securities Held-to-Maturity                                                     600,635              600,749
Securities Available-for-Sale                                                20,375,340           20,043,328
Loans Receivable, Net                                                        82,997,597           70,146,050
Accrued Interest Receivable                                                     739,429              619,196
Premises and Equipment, Net                                                   2,981,425            3,152,084
Restricted Investments - Stock in Federal Home Loan Bank, Cost                  305,500              275,500
Deferred Tax Asset                                                              112,571              152,612
Other Assets                                                                    216,654               98,340
                                                                          -------------         ------------

           Total Assets                                                   $ 116,409,133          102,496,475
                                                                          =============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Demand Deposits                                                       $  11,399,303            9,841,868
    Savings and NOW Deposits                                                 37,419,072           40,130,428
    Other Time Deposits                                                      57,199,901           40,845,777
  Accrued Interest Payable                                                      425,651              321,903
  Dividends Payable                                                              48,582                   --
  Accounts Payable and Other Liabilities                                        858,791            2,865,411
                                                                          -------------         ------------
        Total Liabilities                                                   107,351,300           94,005,387
                                                                          -------------         ------------

SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; 3,000,000 shares authorized;
    809,700 and 806,200 shares issued and outstanding
     at 9-30-00 and 12-31-99, respectively                                      809,700              806,200
  Additional Paid-in Capital                                                  7,295,500            7,259,000
  Retained Earnings                                                           1,308,981              861,168
  Accumulated Other Comprehensive Income                                       (356,348)            (435,280)
                                                                          -------------         ------------
       Total Shareholder's Equity                                             9,057,833            8,491,088
                                                                          -------------         ------------

       Total Liabilities and Shareholders' Equity                         $ 116,409,133          102,496,475
                                                                          =============         ============


              See Accompanying Notes and Accountant's Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                The Three Months Ended            The Nine Months Ended
                                                            ------------------------------    ------------------------------
                                                            September 30,    September 30,    September 30,    September 30,
                                                                2000             1999             2000             1999
                                                            -------------    -------------    -------------    -------------
INTEREST INCOME:
  Interest on Loans                                          $1,844,026        1,463,421        5,118,186        4,291,313
  Interest on Investments                                       336,417          248,378        1,026,383          666,547
  Interest on Federal Funds Sold                                 81,922          112,664          114,831          210,668
                                                             ----------        ---------        ---------        ---------

  Total Interest Income                                       2,262,365        1,824,463        6,259,400        5,168,528
                                                             ----------        ---------        ---------        ---------

INTEREST EXPENSE:
  Interest on Interest Bearing Checking Accounts                 24,647           18,818           71,496           46,316
  Interest on Money Market Accounts                             154,145           60,374          261,129          154,796
  Interest on Passbook Accounts                                 254,720          445,711          894,004        1,278,958
  Interest on Certificates of Deposit                           938,935          476,663        2,190,387        1,334,791
  Interest on Other Borrowed Funds                                1,135               --          161,936               --
                                                             ----------        ---------        ---------        ---------

  Total Interest Expense                                      1,373,582        1,001,566        3,578,952        2,814,861
                                                             ----------        ---------        ---------        ---------

  Net Interest Income                                           888,783          822,897        2,680,448        2,353,667
  Provision for Loan Losses                                      45,279           33,442          146,411           70,677
                                                             ----------        ---------        ---------        ---------

  Net Interest Income after Provision for Loan Losses           843,504          789,455        2,534,037        2,282,990
                                                             ----------        ---------        ---------        ---------

NON-INTEREST INCOME:
  Service Charges                                                92,525           92,050          291,895          232,756
  Loan Origination Fees                                          87,108           87,860          246,656          192,689
  Net Gains (Losses) from Sale of Loans                             206            6,728            2,328           13,995
  Net Realized Gain on Sales and Calls of Securities              4,165            8,061            4,165           10,782
  Miscellaneous                                                     451              446            2,573            1,778
                                                             ----------        ---------        ---------        ---------

  Total Non-Interest Income                                     184,455          195,145          547,617          452,000
                                                             ----------        ---------        ---------        ---------

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                The Three Months Ended             The Nine Months Ended
                                             ----------------------------     -----------------------------
                                             September 30,  September 30,     September 30,   September 30,
                                                  2000           1999              2000            1999
                                             -------------  -------------     -------------   -------------
NON-INTEREST EXPENSE:
  Salaries                                      357,965        347,045          1,056,349        940,019
  Payroll Taxes                                  26,298         27,295             82,993         82,280
  Employee Benefits                              33,423         34,184            109,539         82,689
  Occupancy Expense                              23,693         22,181             76,451         67,760
  Rental Expense                                  6,300          6,900             18,900         22,500
  Furniture and Equipment Expense                 5,661          4,946             15,189         16,118
  Computer Equipment Expense                     22,880         30,596             78,227         98,712
  Stationery, Supplies and Printing              19,208         18,760             66,779         51,925
  Postage, Express and Freight                   22,780         18,719             65,668         51,604
  Telephone Expense                              10,944         14,115             37,299         39,196
  Vehicle Expense                                 5,430          4,370             16,496         10,284
  Outside Services                               24,402         33,786             81,508         72,095
  Teller Over and Short                             487            242                575            337
  Advertising and Promotion                      18,921         21,277             56,543         69,764
  Loan Collection Expense                         4,594          2,846             15,660          6,486
  Bank Security and Protection                    1,389             56              2,364          1,563
  FDIC Assessment                                 4,456          2,367             14,195          6,991
  Insurance                                      11,993          9,044             26,358         27,798
  Dues and Subscriptions                          5,460          8,600             14,860         14,078
  Franchise Tax Expense                           9,200          6,000             22,700         18,000
  Refunds and Reimbursements                      2,245          2,659              6,796          5,659
  Travel and Meetings                             1,285          4,011              2,503          5,494
  Contributions                                   1,290            500              4,380          4,135
  Depreciation and Amortization                  74,739         74,321            222,258        216,660
  Directors' Fees                                 8,340          7,990             24,435         23,288
  Miscellaneous Expenses                         15,624         14,638             49,219         43,057
                                                -------        -------          ---------      ---------
  Total Non-Interest Expenses                   719,007        717,448          2,168,244      1,978,492
                                                -------        -------          ---------      ---------

  Income Before Taxes                           308,952        267,152            913,410        756,498


                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  The Three Months Ended             The Nine Months Ended
                                             -------------------------------   -------------------------------

                                             September 30,     September 30,   September 30,     September 30,
                                                 2000               1999           2000              1999
                                             -------------     -------------   -------------     -------------

Income Before Taxes (Brought Forward)            308,952          267,152          913,410          756,498

INCOME TAX PROVISION:
  Income Tax Expense                              56,863           91,992          271,479          246,594
                                                --------          -------          -------          -------

  Net Income                                    $252,089          175,160          641,931          509,904
                                                ========          =======          =======          =======

  Net Income per Share-Basic                    $    .31              .22              .79              .63
                                                                  =======          =======          =======

  Net Income per Share-Assuming Dilution        $    .29              .20              .74              .58
                                                ========          =======          =======          =======


             See Accompanying Notes and Accountants' Review Report.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                             Accumulated
                                                        Additional                              Other
                                        Common            Paid-in           Retained        Comprehensive
                                         Stock            Capital           Earnings            Income             Total
                                      ----------        -----------         ---------       --------------       ---------


Balances, January 1, 1999             $ 800,000          7,200,000            310,456           68,578          8,379,034


COMPREHENSIVE INCOME:
Net Income                                   --                 --            671,022               --            671,022
Other Comprehensive Income
  Net of Tax:
    Change In Unrealized
     Gain (Loss) on Securities
     Available-For-Sale, Net
     of Deferred Income Tax
     of $(335,906)                                                                            (503,858)          (503,858)
                                                                                                               ----------
Total Comprehensive Income                                                                                        167,164
Stock Option Excercised                   6,200             59,000                 --               --             65,200
Cash Dividends                               --                 --           (120,310)              --           (120,310)
                                      ---------         ----------         ----------         --------         ----------

Balances, December 31, 1999           $ 806,200          7,259,000            861,168         (435,280)         8,491,088


COMPREHENSIVE INCOME:
Net Income                                   --                 --            641,931               --            641,931
Other Comprehensive Income
  Net of Tax:
    Change in Unrealized
     Gain (Loss) on Securities
     Available-For-Sale, Net
     of Deferred Income Tax
     of $(52,621)                                                                               78,932             78,932
                                                                                                               ----------
Total Comprehensive Income                                                                                        720,863
Stock Option Exercised                    3,500             36,500                                  --             40,000
Cash Dividends                               --                 --           (194,118)              --           (194,118)
                                      ---------         ----------         ----------         --------         ----------

Balances, September 30, 2000          $ 809,700          7,295,500          1,308,981         (356,348)         9,057,833
                                      =========         ==========         ==========         ========         ==========


              See Accompanying Notes and Accountant's Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             September 30, 2000      September 30, 1999
                                                                             ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                   $    641,931               509,904
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation Expense                                                           222,258               190,386
     Amortization Expense                                                                --                26,274
     Provision for Loan Losses                                                      146,411                70,677
   Discount Accretion Net of Premium Amortization                                   (52,814)              (28,390)
   Origination of Mortgage Loans Held for Sale                                           --              (496,300)
   Proceeds from Mortgage Loans Sold                                                     --               876,550
   Net Realized (Gains) Loss on Sales and Calls of Securities                        (4,165)              (10,782)
   Deferred Income Tax                                                               40,041              (233,706)
   (Increase) Decrease in Assets:
       Interest Receivable                                                         (120,233)              (71,874)
       Other Assets                                                                (118,314)              (37,358)
   Increase (Decrease) in Liabilities:
       Increase (Decrease) in Accrued Interest Payable                              103,748              (103,523)
       Other Liabilities                                                         (2,006,620)               53,283
                                                                               ------------           -----------
    Net Cash Provided (Used) by Operating Activities                             (1,147,757)              745,141
                                                                               ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold                                  (2,827,000)           (2,552,000)
  Purchases of Available-for-Sale Securities                                     (1,336,635)           (9,019,183)
  Purchase of Held-to-Maturity-Security                                                  --              (100,814)
  Proceeds from Maturities and Calls of Available-For-Sale Securities               532,400             3,711,563
  Principal Payments Received on Mortgage Back Securities                           608,457               548,799
  Purchases of Restricted Investments                                               (30,000)               (4,700)
  Purchases of Premises and Equipment                                               (51,808)             (170,063)
  Net (Increase) in Loans Receivable                                            (12,997,958)           (2,804,382)
                                                                               ------------           -----------
  Net Cash Used for Investing Activities                                        (16,102,544)          (10,390,780)
                                                                               ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                                                                   (145,536)              (80,000)
  Stock Options Exercised                                                            40,000                    --
  Net Increase in Deposits                                                       15,200,203            11,201,208
                                                                               ------------           -----------
  Net Cash Provided by Financing Activities                                      15,094,667            11,121,208
                                                                               ------------           -----------

  Increase (Decrease) in Cash and Cash Equivalents                               (2,155,634)            1,475,569


                                  (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         September 30, 2000     September 30, 1999
                                                         ------------------     ------------------

Increase (Decrease) in Cash and Cash Equivalents             (2,155,634)            1,475,569
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year                  6,049,616             2,048,350
                                                            -----------             ---------


Cash and Cash Equivalents, End of Period                    $ 3,893,982             3,523,919
                                                            ===========             =========



SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest                    $ 3,475,204             2,912,000
                                                            ===========             =========

Cash Paid during the Period for Income Taxes                $   323,223               273,000
                                                            ===========             =========


             See Accompanying Notes and Accountant's Review Report.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


NOTE 2.  ACCOUNTS PAYABLE AND OTHER LIABILITIES:

At December 31, 1999 there was a $2,000,000 balance on a line of credit included in Accounts Payable and other liabilities. This balance had been repaid in its entirety at September 30, 2000.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                      September 30, 2000 (unaudited)                            December 31, 1999
                             ------------------------------------------------     ------------------------------------------------
                                             Gross       Gross                                   Gross       Gross
                              Amortized   Unrealized  Unrealized                  Amortized   Unrealized  Unrealized
                                 Cost        Gains      Losses     Fair Value        Cost        Gains       Losses     Fair Value
                             -----------  ----------  ----------   ----------     ---------   ----------  -----------   ----------
Available-for-Sale
U.S. Government
  Federal Agencies           $ 7,773,618         --     353,046      7,420,572      7,720,191        --     288,194      7,431,997
State and Municipal
  Governments                  7,441,302     19,781     167,295      7,293,788      7,395,994       204     283,339      7,112,859
Corporate Securities             764,636         --       3,059        761,577             --        --          --             --
Mortgage-Backed
  Securities                   4,987,183      5,008      92,788      4,899,403      5,652,610     2,895     157,033      5,498,472
                             -----------     ------     -------     ----------     ----------     -----     -------     ----------

Total Available-for-Sale      20,966,739     24,789     616,188     20,375,340     20,768,795     3,099     728,566     20,043,328
                             -----------     ------     -------     ----------     ----------     -----     -------     ----------

Held-to-Maturity
US Government Agencies           500,000         --       8,360        491,640        500,000        --       4,548        495,452
State and Municipal
  Governments                    100,635         --         604        100,031        100,749        --       4,442         96,307
                             -----------     ------     -------     ----------     ----------     -----     -------     ----------

Total Held-to-Maturity           600,635         --       8,964        591,671        600,749        --       8,990        591,759
                             -----------     ------     -------     ----------     ----------     -----     -------     ----------

Total Investment
  Securities                 $21,567,374     24,789     625,152     20,967,011     21,369,544     3,099     737,556     20,635,087
                             ===========     ======     =======     ==========     ==========     =====     =======     ==========


The amortized cost and market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Held-to-Maturity                     Available-for-Sale
                                               ----------------------------          ----------------------------
                                               Amortized            Fair             Amortized              Fair
                                                  Cost             Value                Cost                Value
                                               ---------         ----------          ----------          ----------
Amounts maturing in:
   One year or less                            $     --                  --              50,000              49,924
   After one year through five years                 --                  --           4,263,672           4,182,011
   After five years through ten years           500,000             495,452           6,528,760           6,231,773
   After ten years                              100,749              96,307           4,273,753           4,081,148
   Mortgage-Backed Securities                        --                  --           5,652,610           5,498,472
                                               --------          ----------          ----------          ----------
                                               $600,749             591,759          20,768,795          20,043,328
                                               ========          ==========          ==========          ==========

Accrued interest on investments at September 30, 2000 and December 31, 1999 was $276,198 and $241,885, respectively. During the year ended December 31, 1999 and the nine months ended September 30, 2000 the bank received $4,711,563 and $532,400 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $4,700,781 and $528,235 resulting in a realized gain of $10,782 and $4,165 on sales and calls of securities, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LOANS RECEIVABLE:

Loans are summarized as follows:

                                                                  September 30,               December 31,
                                                                 2000 (unaudited)                 1999
                                                                 ----------------            -------------
       Commercial                                                   $ 41,034,927                35,563,247
       Commercial Real Estate                                            140,449                   147,015
       Residential Real Estate                                        10,996,654                11,726,358
       Installment                                                    29,602,145                21,768,308
       Consumer                                                        2,090,972                 1,666,176
       Other                                                             172,872                   181,453
                                                                    ------------               -----------
                                                                      84,038,019                71,052,557
       Allowance for Loan Losses                                        (968,330)                 (863,816)
       Unearned Discount on Mortgages and
         Installment Loans                                                   (16)                     (232)
       Net Deferred Loan Origination Fees                                (72,076)                  (42,459)
                                                                    ------------               -----------

                                                                    $ 82,997,597                70,146,050
                                                                    ============               ===========

An analysis of the change in the allowance for loan losses follows:

                                                                  September 30,               December 31,
                                                                2000 (unaudited)                  1999
                                                                ----------------              ------------
       Balance at Beginning of Period                           $        863,816                   825,649
       Provision for Loan Losses                                         146,411                    79,677
       Loans Charged Off                                                 (44,838)                  (47,821)
       Recoveries on Loans                                                 2,941                     6,311
                                                                ----------------              ------------

       Balance at End of Period                                 $        968,330                   863,816
                                                                ================              ============

A summary of loans by estimated maturity as of December 31, 1999 is as follows:

       Maturity within one year                                     $ 29,296,509
       One to five years                                              40,670,129
       Over five years                                                 1,085,919
                                                                    ------------

                                                                    $ 71,052,557
                                                                    ============

Accrued interest receivable on loans at September 30, 2000 and December 31, 1999 was $463,231 and $377,311, respectively.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  EARNINGS PER SHARE:

                                                                       FOR THE PERIOD ENDED
                                  ---------------------------------------------------------------------------------------------

                                                   September 30,                                   December 31,
                                                  2000(unaudited)                                      1999
                                  ---------------------------------------------------------------------------------------------
                                                 Weighted-Average                                Weighted-Average
                                     Income            Shares       Per-Share        Income            Shares         Per-Share
                                  (Numerator)      (Denominator)      Amount      (Numerator)      (Denominator)        Amount
                                  -----------      -------------     --------     -----------      -------------       ------
Net Income                          $641,931                --         --           671,022                --            --

Basic EPS
 Income Available to
 Common Stockholders                 641,931           809,355        .79           671,022           802,633           .84

Effect of Dilutive Options

Stock Options
 (using the Treasury Stock
 Method)                                  --            57,828         --                --            76,563            --
                                    --------           -------        ---           -------           -------           ---

Diluted EPS

Income Available to
 Common Stockholders plus
 Assumed Exercise of Options        $641,931           867,183        .74           671,022           879,196           .76
                                    ========           =======        ===           =======           =======           ===

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations



FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the second quarter of 2000. Total assets have grown $13.9 million or 13.6% since December 31, 1999.

Loans have increased $12.9 million or 18.3% since December 31, 1999. Investment securities have increased $332 thousand or 1.6% since December 31, 1999.


NONPERFORMING ASSETS AND RISK ELEMENTS. The bank had $272,000 in nonperforming assets at June 30, 2000. Diversification within the loan profile is an important means of reducing inherent lending risks. At June 30, 2000, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $272,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $175,000, leaving a balance classified as substandard of $97,486. The Bank also currently has $128,000 in other real estate owned.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.9 million as of September 30, 2000. In addition, loans and investment securities repricing or maturing in one year or less exceed $ 36 million at September 30, 2000. The Bank has approximately $9.484 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily, standby letters of credit, are approximately $250,000 at September 30, 2000. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, AmSouth Bank and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $16 million with none having been drawn as of September 30, 2000. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources, or results of operations. Total equity capital at September 30, 2000, is $9.1 million or 7.8% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of September 30, 2000 for all regulatory agencies. The Bank's capital ratios as of September 30, 2000, are as follows:

                  Tier 1 capital                              10.7%

                  Tier 2 capital                               1.1%

                  Total risk-based                            11.8%

                              RESULTS OF OPERATIONS

The Company had net income of $252,000 during the third quarter of 2000 compared to net income of $175,000 during the third quarter of 1999. For the nine months ended September 30, 2000, the Company had net income of $642,000, which was a 26% increase over the same period in 1999. Net interest income was up $66,000 or 8% over the third quarter of 2000 compared to 1999. Net interest income for the nine month period ended September 30, 2000 increased $327,000 or 13.9% over the same period in 1999.

Interest income and interest expense both increased from 1999 to 2000 because of the increase in earning assets and deposits from September 1999 to September 2000. The growth in non-interest income for the period ending September 30, 2000 reflects the increase in deposits during 1999 and 2000.

The provision for loan losses was $45,000 in the third quarter of 2000 compared to $33,000 in the third quarter of 1999. The allowance for loan losses of $968,000 at September 30, 2000 (approximately 1.15% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

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

                  Ex-27 Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       PCB BANCORP, INC.
                                               ---------------------------------
                                                          (Registrant)





  11/3/00                                      /s/    Phillip R. Carriger
-------------                                  ---------------------------------
(Date)                                         Phillip R. Carriger, Chairman and
                                               Chief Executive Officer
                                               (Principle Executive Officer)




  11/3/00                                      /s/     Michael Christian
-------------                                  ---------------------------------
(Date)                                          Michael Christian, President