Form 10KSB40
period 2000-12-31
PCB BANCORP INC
filed 2001-03-28
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

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

                               Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

                               Yes [X]  No [ ]

         State issuer's revenues for its most recent fiscal year:

                                   $ 9,319,937

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference the price at which the stock was sold as of March 2, 2001, is $14,005,131 for 666,911 shares, at an estimated $21.00 per share.

                                     817,700

      (Outstanding shares of the issuer's common stock as of March 2, 2001)

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         PCB Bancorp, Inc. (the "Company" or "PCB") is a registered bank holding company which was incorporated under Tennessee law in May 1996. The Company's activities are conducted through its wholly-owned subsidiary, People's Community Bank (the "Bank"), a Tennessee state bank which began business in December 1995. The Bank was acquired by the Company in a tax-free share exchange in October of 1996, and after five years of operations, on December 31, 2000, the Bank had grown to total assets of more than $119,314,000.

         The Bank's primary trade area is Johnson City, Tennessee, which had a population of 55,000 according to the 2000 Census. Current population is estimated to be 54,000.

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

         The Bank has approximately 41 full-time employees (excluding maintenance employees) as of December 31, 2000.

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

         The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of who has limited authority to extend secured and unsecured credit. Any credit in excess of $650,000 must have the approval of the Loan Committee of the Board of Directors (the "Loan Committee"), which consists of both management and non-management directors of the Bank.

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The Bank grades its loans with respect to quality and risk and requires each loan officer to assign a grade when a loan is booked and to review loan grades annually. During 2000 The Bank changed from an external review of loans to adding an experienced loan review officer who is responsible for loan review. The Bank's loan review officer does not have loan origination responsibilities and conducts reviews of all borrowers with aggregate indebtedness in excess of $100,000. During 2000 approximately 26% of the dollar amount of the Bank's loan portfolio was reviewed by loan review. All the new loans are reviewed within three months of origin. The Bank's loan review officer advises as to the quality, structure and renewability of the loans and assigns each loan grade. An internal loan officer committee reviews past due loans and technical exceptions at least weekly, and the Loan Committee reviews a summary report of such loans monthly.

Investment Policy

         The Bank's general investment portfolio policy is to provide maximum safety of funds invested to insure solvency and to balance risk taken in other areas of funds management, to provide sufficient liquidity, to provide maximum return on funds invested, to meet basic pledging requirements and to comply with all laws and regulations. Both the Bank's Asset/Liability Committee and the Board of Directors review this policy from time to time. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The CEO of the Bank implements the policy and reports to the full Board of Directors on a monthly basis information as to maturities, sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment category.

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

Personnel

         At December 31, 2000, the Company had approximately 41 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

         In August of 2000 Eddie W. Ward was hired as Vice President with responsibilities for compliance, loan review, and audit.

         In September of 2000 Samantha Bruce was promoted from Accounting Manager to Assistant Vice President and Chief Financial Office.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2000, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.5% and 11.6%, respectively. At December 31, 1999, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.3% and 11.3%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 2000 was 8.1% and at December 31, 1999 was 8.7%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 2000 were approximately $1,483,766. This amount will be increased by the Bank's net earnings and decreased by any losses. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In 2000, the Bank paid a dividend of $251,357 to the Company to pay stockholder dividends.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 2000, the Company paid quarterly dividends equivalent to $.06 per outstanding share.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2000, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee, which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

         The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquirer is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

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

         Consumer Protection Provisions. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer -oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

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

         Interest Rate Limitations. The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee's general usury. Certain other usury laws affect limited classes of loans, but the law referenced above is by far the most significant. Tennessee's general usury law authorizes a floating rate of base prime rate plus 4% per annum and also allows certain loan charges, generally on a more liberal basis that does the general usury law.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal ending December 31, 2000.

PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and seller's, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 2000 and 1999:

    2000                                      High           Low
                                             ------         ------
           First Quarter ...........         $23.00         $20.00
           Second Quarter ..........         $23.00         $22.00
           Third Quarter ...........         $23.00         $20.00
           Fourth Quarter ..........         $23.00         $20.00
    2000                                      High           Low
                                             ------         ------
           First Quarter ...........         $25.00         $25.00
           Second Quarter ..........         $25.00         $25.00
           Third Quarter ...........         $25.00         $25.00
           Fourth Quarter ..........         $25.00         $20.00

The most recent trade of the Company's common stock known to the Company occurred on March 2, 2001 at a price of $21.00 per share (no stock has traded since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 2, 2001, there were approximately 415 holders of record of the Company's common stock.

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

Financial Condition

The Bank, which was opened in December 1995, has experienced substantial growth during 1999 and 2000. Total assets have grown $16.8 million or more than 16.4% from December 1999 to December 2000. The growth in total assets has been funded by an increase in deposits of $9.0 million from December 1998 to December 1999 and $15.5 million from December 1999 to December 2000. Loans have increased $4.3 million during 1999, but increased $14.2 million in 2000 and investment securities have increased $8 million in 1999 and have increased $3.4 million in 2000. This growth and the anticipated future growth will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Nonperforming Assets and Risk Elements

The Bank discontinues the accrual of interest on loans which become ninety days past due. The Bank had loans totaling $299 thousand which were ninety days past due as of December 31, 1999 and had loans totaling $294 thousand which were past due at December 31, 2000. The Bank also had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Liquidity and Capital

Liquidity is adequate with cash and due form banks of $6.1 million and $4.3 million at December 31, 1999 and 2000, respectively, and federal funds sold of $1.4 million and $2.4 million at December 31, 1999 and 2000, respectively. Additionally, investment securities, which are available-for-sale, at December 31, 2000, had a fair value of $24 million. Loans maturing in one year or less, from December 31, 2000, are estimated to be $35 million. There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity decreasing in a material way.

Total equity capital at December 31, 1999 was $8.5 million or 8.3% of total assets and at December 31, 2000 is $9.7 million or 8.1% of total assets, which represents a strong capital position.

Results of Operations

The Company had net income of $671,022 for the year ended December 31, 1999. For the year-ended December 31, 2000, the Company had net income of $873,955. The improvement resulted largely from growth in earning assets generated by an increased customer base. The Company anticipates, with the continued growth it is experiencing, an increased net profit for the 2001 year.

Interest income and interest expense both increased dramatically because of the increase in earning assets and deposits from December 31, 1999 to December 31, 2000. The growth in noninterest income reflects the increase in loans and deposits, resulting primarily from the service charges on deposit accounts.

The provision for loan losses has increased due to the increase in loans. The allowance of $863,816 and $996,767 at December 31, 1999 and 2000, respectively, is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation. At the present time, the Company has impaired loans totaling $294 thousand. In reference to the impaired loans, the Company has related allowance for credit losses totaling $189 thousand, leaving a balance classified as substandard of $105 thousand.

Net Interest Earnings

As depicted in the table below there was a substantial growth in the 2000 year. Since December 31, 1999, growth was primarily from the volume increase in business. Any increases due to rate changes would have been insignificant.

  Dollar                                                              Average         Interest
 Average         Increase                                            Balances          Earned
  Yield          from 1999                                             2000           or Paid
 -------         ---------                                           --------         --------
                               Interest Earning Assets:
                                 Loans:
  9.05%          $  4,225           Commercial                        $38,474          $3,492
  0.00%                --           Real Estate Construction                0               0
  8.25%                (8)          Commercial Real Estate                143              14
  8.28%            (1,654)          Residential Real Estate            11,000             888
  9.03%             9,106           Installments                       27,796           2,441
  9.59%                96           Consumer Single Pay                 2,187             199
  0.00%               (23)          Loans Held for Sale                     0               0
 15.24%               124           Other                                 257              24
 -----           --------                                             -------          ------
  8.97%          $ 11,866      Totals                                 $79,857          $7,058
 =====           ========                                             =======          ======

  Dollar                                                              Average         Interest
 Average         Increase                                            Balances          Earned
  Yield          from 1998                                             2000           or Paid
 -------         ---------                                           --------         --------
                               Interest Earning Assets:
                                 Loans:
  8.65%          $  7,705           Commercial                        $34,249          $2,956
  0.00%                 0           Real Estate Construction                0               0
  8.25%               105           Commercial Real Estate                151              13
  7.78%              (696)          Residential Real Estate            12,654             994
  8.60%             5,193           Installments                       18,690           1,640
  8.92%               408           Consumer Single Pay                 2,091             172
  0.00%              (135)          Loans Held for Sale                    23               0
 14.16%                (8)          Other                                 133              15
------           --------                                             -------          ------
  8.51%          $  5,243      Totals                                 $67,991          $5,790
======           --------                                             -------          ------

The Bank has $299 thousand of non-accruing loans from the date of inception through December 31, 1999. The Bank had $294 thousand of non-accruing loans from the date of inception through December 31, 2000. In the calculation of changes of interest these are not included in the interest income computations.

Interest Bearing Liabilities:

      Dollar                                                                         Average        Interest
     Average         Increase                                                        Balances        Earned
      Yield         from 1999                                                         2000           or Paid
    ---------       ----------                                                      ----------     ----------
        2.03%        $   1,086      NOW Accounts                                    $   3,972              99
        4.12%            3,483      Money Market Accounts                               8,827             445
        4.67%         (11,918)      Savings Accounts                                   24,011           1,123
        6.60%           17,007      Certificates of Deposit                            50,728           3,137
   ---------         ---------                                                      ---------       ---------
        5.19%        $   9,658         Totals                                       $  87,538       $   4,804
   ---------         ---------                                                      ---------       ---------

        3.79%      Net Yield

    Dollar                                                                           Average          Interest
    Average          Increase                                                        Balances          Earned
     Yield           from 1998                                                         1999            or Paid
   ---------        -----------                                                     ----------       ----------
        2.03%           $  893      NOW Accounts                                      $  2,886        $      59
        4.12%            1,068      Money Market Accounts                                5,344              221
        4.67%           18,331      Savings Accounts                                    35,929            1,800
        5.49%          (6,270)      Certificates of Deposit                             33,721            1,740
  ----------         ---------                                                       ---------        ---------
        4.39%        $  14,022         Totals                                         $ 77,880        $   3,820
  ----------         ---------                                                        --------        ---------

        4.12%      Net Yield

Investment Portfolio

Held-to-Maturity:

   December 31,         Average                                                               December 31,       Average
       1999              Yield       State and Municipal Governments:                             2000            Yield
   ------------        --------      ----------------------------------------                 ------------      ---------
          0               0.00%      Maturity within one year                                        0             0.00%
          0               0.00%      Maturity within one to five years                               0             0.00%
          0               0.00%      Maturity within five to ten years                               0             0.00%
         97               5.00%      After Ten Years                                               101             5.00%
    -------           --------                                                                 -------           ------
         97               5.00%         Total Held-to-Maturity                                     101             5.00%
    -------           --------                                                                 -------           ------

   December 31,       Average                                                                  December 31,       Average
       1999            Yield         U.S. Government & Government Agency:                          2000            Yield
   ------------      ---------       ----------------------------------------                  ------------      ---------
          0              0.00%       Maturity within one year                                        0              0.00%
          0              0.00%       Maturity within one to five years                               0              0.00%
        500              7.42%       Maturity within five to ten years                               0              0.00%
   --------          --------                                                                   -------           -------
   $    500              7.42%        Total Held-to-Maturity                                         0              0.00%
   --------          --------                                                                   -------           -------

Yields on State and Municipal Government securities do not reflect savings due to tax-exemption status.

Available-for-Sale:

   December 31,       Average                                                       December 31,          Average
       1999            Yield       U.S. Government & Government Agency:                 2000               Yield
   ------------      ---------     ---------------------------------------          -------------        ---------
           0            0.00%      Maturity within one year                                    0            0.00%
       2,938            6.36%      Maturity within one to five years                       1,486            6.09%
       3,582            6.69%      Maturity within five to ten years                       4,578            6.72%
           0            0.00%      After ten years                                         1,001            7.65%

                                   State and Municipal Governments:
                                   ---------------------------------------
          50            4.15%      Maturity within one year                                   55            4.20%
       1,393            4.20%      Maturity within one to five years                       1,845            4.29%
       2,785            4.39%      Maturity within five to ten years                       3,272            4.56%
       2,881            4.91%      After ten years                                         3,089            4.94%

                                   Corporates
                                   ---------------------------------------
           0            0.00%      Maturity within five to ten years                         781            8.04%

       5,498            6.82%      Mortgage-Backed Securities                              7,852            6.94%
                                   ---------------------------------------
 -----------         --------                                                        -----------        --------
      20,042            5.96%         Total Available-for-Sale                            23,959            6.12%
 ===========         ========                                                        ===========        ========

The Bank had no foreign loans at December 31, 2000.

Summary of Loan Loss Experience

    1999                                                                     2000
  --------                                                                 --------
  $    826      Balance at Beginning of Period                             $    864
  --------                                                                 --------
       (42)         Charge-Offs                                                 (65)
         6          Recoveries                                                    4
  --------                                                                 --------
       (36)     Net Recoveries                                                  (61)
  --------                                                                 --------
        74      Additions Charged to Operations                                 194
  --------                                                                 --------
  $    864      Balance at the End of Period                               $    997
  ========                                                                 ========

                Ratio of net charge-offs during the period to
      0.06%      average Loans outstanding during the period                   0.17%

The allowance for loan loss represents 1.17% of the outstanding loan balance at year-end. Management believes this amount will be sufficient to cover all loan losses inherent in the loan portfolio.

Return on Equity and Assets

                                                          2000         1999
                                                         ------       ------
Return on Assets                                          0.79%        0.69%
Return on Equity                                          8.70%        8.00%

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

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank and the Bank's Asset/Liability Committee are charged with the responsibility for developing and monitoring policies and procedures that are designed to seek an acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial, real estate and construction loans.

The Bank's asset/liability mix is monitored with a report reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Investment Committee on a monthly basis. The objective of this policy is to match interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Gap analysis measures how the Bank is positioned for interest rate changes. An analysis of rate sensitivity assets and liabilities as of December 31, 2000 and December 31, 1999 are presented on the following pages.

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

                                                      People's Community Bank
                                                 Rate Sensitivity Analysis (in 000)
                                                         December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                        3 Months                12 Months              60 Months
Assets                               RSA1       FRA2           RSA1     FRA2        RSA1       FRA2       NEA3        Total
----------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                                $  4,143     $  4,143
Federal Funds Sold                     2,383                  2,383                 2,383                              2,383
U.S. Treasury Securities                                                                                                   -
U.S. Government Agencies                                                                                                   -
Available for Sale Securities         14,962                 14,962                14,962                             14,962
Municipal Securities                   8,231        101       8,231        101      8,231       101                    8,332
Corporate Bonds & Notes                  767                    767                   767                                767
Federal Home Loan Bank Stock             311                    311                   311                                311
Loans & Leases (net unearn disc.)     24,962     60,524      35,135     50,351     83,434     2,052                   85,486
Allowance for Loan Losses                                                                                  (997)        (997)
Premises, Furn, Fixt, Equip                                                                               2,910        2,910
Other Assets                                                                                                872          872
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        $ 51,615   $ 60,625    $ 61,788    $50,452   $110,088    $2,152    $  6,928     $119,169
----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                   RSL4       FRL5        RSL4       FRL5       RSL4      FRL5        NPL6        Total
----------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                          11,428       11,428
NOW Accounts                           4,672                  4,672                 4,672                              4,672
Invest. Money Market Accounts         13,351                 13,351                13,351                             13,351
Regular Savings                       19,830                 19,830                19,830                             19,830
Certificates of Deposit               13,917     43,592      54,806      2,703     57,509                             57,509
Fed Funds Purch & Securities
Repos                                                                                                                      -
Other Liabilities                                                                                         2,790        2,790
Common Stock & Surplus                                                                                    8,000        8,000
Undivided Profits                                                                                         1,575        1,575
Unrealized Holding G/L on
  AFS Sec.                                                                                                   14           14
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL               $ 51,770   $ 43,592    $ 92,659     $2,703    $95,362    $    -    $ 23,807     $119,169
----------------------------------------------------------------------------------------------------------------------------

                               3 mo      12 mo       60 mo                  3 mo     12 mo       60 mo
                           -------------------------------              ------------------------------
            RSA              51,615     61,788     110,088        RSL     51,770    92,659      95,362
            FRA              60,625     50,452       2,152        FRL     43,592     2,703           -
            NEA               6,928      6,928       6,928        NPL     11,428    11,428      11,428
                                                               EQUITY     12,379    12,379      12,379
                           -------------------------------              ------------------------------
                   TOTAL   $119,169   $119,169    $119,169              $119,169  $119,169    $119,169
                           ===============================              ==============================



                                                                                               1RSA =RATE SENSITIVE ASSETS
   RATE SENSITIVITY MEASURES:      3 mo       12 mo        60 mo                               2FRA =FIXED RATE ASSETS
------------------------------------------------------------------                             3NEA =NON EARNING ASSETS
             RSA/RSL                99.70%     66.68%      115.44%                             4RSL =RATE SENSITIVE LIABILITIES
             RSA-RSL                 (155)   (30,871)       14,726                             5FRL =FIXED RATE LIABILITIES
           GAP/Equity               -1.25%   -249.38%      118.96%                             6NPL =NON PAYING LIABILITIES
             GAP/TA                 -0.13%    -25.91%       12.36%

                                                         People's Community Bank
                                                   Rate Sensitivity Analysis (in 000)
                                                            December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                 3 Months             12 Months            60 Months
Assets                                      RSA(1)      FRA(2)    RSA(1)    FRA(2)    RSA(1)     FRA(2)      NEA(3)      Total
--------------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                                     $  6,002    $  6,002
Federal Funds Sold                            1,359                1,359               1,359                               1,359
U.S. Treasury Securities                                                                                                       -
U.S. Government Agencies                                   500                 500                  500                      500
Available for Sale Securities                12,648               12,648              12,648                              12,648
Municipal Securities                          7,396        101     7,396       101     7,396        101                    7,497
Federal Home Loan Bank Stock                    276                  276                 276                                 276
Loans & Leases (net unearn disc.)            21,975     49,077    29,294    41,758    69,964      1,088                   71,052
Allowance for Loan Losses                                                                                       (864)       (864)
Premises, Furn, Fixt, Equip                                                                                    3,151       3,151
Other Assets                                                                                                     675         675
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                               $ 43,654   $ 49,678  $ 50,973   $42,359  $ 91,643   $  1,689     $  8,964    $102,296
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                        RSL(4)     FRL(5)    RSL(4)     FRL(5)   RSL(4)     FRL(5)       NPL(6)      Total
--------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                                9,966       9,966
NOW Accounts                                  3,520                3,520               3,520                               3,520
Invest. Money Market Accounts                 4,974                4,974               4,974                               4,974
Regular Savings                              32,220               32,220              32,220                              32,220
Certificates of Deposit                       9,628     31,218    35,089     5,757    40,846                              40,846
Fed Funds Purch & Securities Repos                       2,000                                                             2,000
Other Liabilities                                                                                                327         327
Common Stock & Surplus                                                                                         8,000       8,000
Undivided Profits                                                                                                878         878
Unrealized Holding G/L on AFS Sec.                                                                              (435)       (435)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL                      $ 50,342   $ 33,218  $ 75,803    $5,757  $ 81,560   $      -     $ 19,171    $102,296
--------------------------------------------------------------------------------------------------------------------------------

                               3 mo      12 mo     60 mo                3 mo      12 mo        60 mo
                           -----------------------------            --------------------------------
            RSA              43,654     50,973    91,643       RSL    50,342     75,803       81,560
            FRA              49,678     42,359     1,689       FRL    33,218      5,757            -
            NEA               8,964      8,964     8,964       NPL    10,293     10,293       10,293
                                                            EQUITY     8,443      8,443        8,443
                           -----------------------------            --------------------------------
                   TOTAL   $102,296    102,296   102,296            $102,296   $100,296     $100,296
                           =============================            ================================

                                                                                                 1RSA =RATE SENSITIVE ASSETS
       RATE SENSITIVITY MEASURES:          3 mo       12 mo     60 mo                            2FRA =FIXED RATE ASSETS
-------------------------------------------------------------------------                        3NEA =NON EARNING ASSETS
                RSA/RSL                      86.71%     67.24%   112.36%                         4RSL =RATE SENSITIVE LIABILITIES
                RSA-RSL                     (6,688)   (24,830)   10,083                          5FRL =FIXED RATE LIABILITIES
               GAP/Equity                   -79.21%   -294.09%   119.42%                         6NPL =NON PAYING LIABILITIES
                 GAP/TA                      -6.54%    -24.27%     9.86%

                                PCB BANCORP, INC.



                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT




                 For the Years Ended December 31, 2000 and 1999

                                PCB BANCORP, INC.
                           December 31, 2000 and 1999


                                      INDEX



                                                                      Page
                                                                     Number
                                                                     ------


     Independent Auditors' Report                                       18



     Consolidated Statements of Financial Condition                     19


     Consolidated Statements of Income                               20-21


     Consolidated Statements of Shareholders' Equity                    22


     Consolidated Statements of Cash Flows                           23-24



     Notes to the Financial Statements                               25-43

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Audit Committee
PCB Bancorp, Inc.
Johnson City, Tennessee  37602

We have audited the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                               BLACKBURN, CHILDERS AND STEAGALL, PLC

January 31, 2001

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2000 and 1999


                                                                          2000                1999
                                                                          ----                ----
                                     ASSETS
                                     ------

Cash and Due from Banks                                               $  4,289,021           6,049,616
Federal Funds Sold                                                       2,383,000           1,359,000
Securities Held-to-Maturity                                                100,585             600,749
Securities Available-for-Sale                                           23,959,251          20,043,328
Loans Held for Sale                                                        238,478                  --
Loans Receivable, Net of Allowance for Loan Losses of $996,767
 and $863,816, respectively                                             84,165,356          70,146,050
Accrued Interest Receivable                                                740,041             619,196
Premises and Equipment, Net of Accumulated Depreciation of
  $963,105 and $681,627, respectively                                    2,909,997           3,152,084
Restricted Investments - Stock in Federal Home Loan Bank, Cost             311,200             275,500
Deferred Tax Asset                                                              --             152,612
Other Assets                                                               217,698              98,340
                                                                      ------------         -----------

           Total Assets                                               $119,314,627         102,496,475
                                                                      ============         ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
LIABILITIES:
-----------
  Deposits:
    Demand Deposits                                                   $ 10,955,168           9,841,868
    Savings and NOW Deposits                                            37,852,907          40,130,428
    Other Time Deposits                                                 57,509,109          40,845,777
  Accrued Interest Payable                                                 496,047             321,903
  Dividend Payable                                                          57,239                  --
  Accounts Payable and Other Liabilities                                 2,760,876           2,865,411
                                                                      ------------        ------------
        Total Liabilities                                              109,631,346          94,005,387
                                                                      ------------        ------------

SHAREHOLDERS' EQUITY:
--------------------
  Common Stock - $1 par value; 3,000,000 shares authorized;
   817,700 and 806,200 shares issued and outstanding, at
   2000 and 1999, respectively                                             817,700             806,200
  Additional Paid-in Capital                                             7,367,500           7,259,000
  Retained Earnings                                                      1,483,766             861,168
  Accumulated Other Comprehensive Income                                    14,315            (435,280)
                                                                      ------------        ------------
        Total Shareholders' Equity                                       9,683,281           8,491,088
                                                                      ------------        ------------

        Total Liabilities and Shareholders' Equity                    $119,314,627         102,496,475
                                                                      ============        ============


   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2000 and 1999

                                                                       2000             1999
                                                                   ----------        ---------

INTEREST INCOME:
  Interest on Loans                                                $7,058,370        5,790,389
  Interest on Investments                                           1,367,589          971,948
  Interest on Federal Funds Sold                                      149,930          258,871
                                                                   ----------        ---------

    Total Interest Income                                           8,575,889        7,021,208
                                                                   ----------        ---------

INTEREST EXPENSE:
  Interest on Interest Bearing Checking Accounts                       99,215           68,456
  Interest on Money Market Accounts                                   444,817          221,183
  Interest on Passbook Accounts                                     1,123,169        1,697,987
  Interest on Certificates of Deposit                               3,137,088        1,832,145
  Interest on Other Borrowed Funds                                    164,734            1,044
                                                                   ----------        ---------

    Total Interest Expense                                          4,969,023        3,820,815
                                                                   ----------        ---------

Net Interest Income                                                 3,606,866        3,200,393
  Provision for Loan Losses                                           193,791           79,677
                                                                   ----------        ---------

Net Interest Income after Provision for Loan Losses                 3,413,075        3,120,716
                                                                   ----------        ---------

NON-INTEREST INCOME:
  Service Charges                                                     382,632          327,230
  Loan Origination Fees                                               351,743          263,423
  Net Gains from Sale of Loans                                          2,328           16,612
  Net Realized Gain (Loss) on Sales and Calls of Securities             4,165           10,782
  Miscellaneous                                                         3,180            3,424
                                                                   ----------        ---------
    Total Non-Interest Income                                         744,048          621,471
                                                                   ----------        ---------

NON-INTEREST EXPENSES:
  Salaries                                                          1,412,658        1,287,783
  Payroll Taxes                                                       107,234          107,105
  Employee Benefits                                                   146,327          109,488
  Occupancy Expense                                                   102,416           90,427
  Rental Expense                                                       25,200           28,800

                                  (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2000 and 1999



                                                   2000              1999
                                                ----------        ---------
    NON-INTEREST EXPENSES (CONTINUED):
    Furniture and Equipment Expense                 24,460           18,259
    Computer Equipment Expense                     100,357          143,235
    Stationery, Supplies and Printing               88,015           77,350
    Postage, Express and Freight                    89,000           69,791
    Telephone Expense                               49,811           57,150
    Vehicle Expense                                 22,564           15,392
    Outside Services                               101,991           85,790
    Teller Over and Short                            1,300              344
    Advertising and Promotion                       77,515           94,280
    Loan Collection Expense                         20,804           11,236
    Bank Security and Protection                     3,629            3,255
    FDIC Assessment                                 19,245           10,240
    Insurance                                       39,864           37,089
    Dues and Subscriptions                          22,316           20,968
    Franchise Tax Expense                           24,747           24,000
    Refunds and Reimbursements                      12,722           13,865
    Travel and Meetings                              3,669            7,917
    Contributions                                    6,454            5,825
    Depreciation and Amortization                  293,686          328,294
    Directors' Fees                                 31,635           32,612
    Miscellaneous Expenses                          71,715           71,414
                                                ----------        ---------
       Total Non-Interest Expenses               2,899,334        2,751,909
                                                ----------        ---------
Income Before Taxes                              1,257,789          990,278

INCOME TAX PROVISION:
    Income Tax Expense                             383,834          319,256
                                                ----------        ---------

Net Income                                      $  873,955          671,022
                                                ==========        =========

Net Income per Share - Basic                    $     1.08              .84
                                                ==========        =========

Net Income per Share - Assuming Dilution        $      .99              .76
                                                ==========        =========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999

                                                                                                    Accumulated
                                                                       Additional                     Other
                                                         Common          Paid-in        Retained   Comprehensive
                                                         Stock           Capital        Earnings      Income           Total
                                                       ---------       ----------      ----------  -------------     ---------
Balances, January 1, 1999                              $ 800,000       7,200,000         310,456        68,578       8,379,034

COMPREHENSIVE INCOME:
Net Income                                                    --              --         671,022            --         671,022
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $(335,906)                                                                                 (503,858)       (503,858)
                                                                                                                    ----------
Total Comprehensive Income                                                                                             167,164
Stock Option Exercises                                     6,200          59,000              --            --          65,200
Cash Dividends                                                --              --        (120,310)           --        (120,310)
                                                       ---------       ----------      ----------    ---------      ----------

Balances, December 31, 1999                            $ 806,200       7,259,000         861,168      (435,280)      8,491,088

COMPREHENSIVE INCOME:
Net Income                                                    --              --         873,955            --         873,955
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $299,730                                                                                    449,595         449,595
                                                                                                                    ----------
Total Comprehensive Income                                                                                           1,323,550
Stock Option Exercises                                    11,500         108,500              --            --         120,000
Cash Dividends                                                --              --        (251,357)           --        (251,357)
                                                       ---------       ----------      ----------    ---------      ----------

Balances, December 31, 2000                            $ 817,700       7,367,500       1,483,766        14,315       9,683,281
                                                       =========      ==========      ==========      ========      ==========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999

                                                                                          2000                    1999
                                                                                     --------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                       $      873,955                671,022
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation Expense                                                                293,686                276,026
        Amortization Expense                                                                     --                 52,268
        Provision for Loan Losses                                                           193,791                 79,677
        Discount Accretion Net of Premium Amortization                                      (73,037)               (53,946)
        Origination of Mortgage Loans Held for Sale                                      (4,426,300)              (496,300)
        Proceeds from Mortgage Loans Sold                                                 4,187,822                876,550
        Net Realized (Gains) Losses on Sales and Calls of Securities                         (4,165)               (10,782)
        Deferred Income Tax                                                                 (49,813)                 8,363
        (Increase) Decrease in Interest Receivable                                         (120,845)              (117,416)
        (Increase) Decrease in Other Assets                                                (119,358)               (67,405)
        Increase (Decrease) in Accrued Interest Payable                                     174,144                (83,018)
        Increase (Decrease) in Other Liabilities                                           (104,535)             2,058,840
                                                                                     --------------           ------------
Net Cash Provided by Operating Activities                                                   825,345              3,193,879
                                                                                     --------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                        (1,024,000)             5,215,000
    Purchases of Held-to-Maturity Securities                                                     --               (100,814)
    Purchases of Available-for-Sale Securities                                           (5,453,158)           (14,360,228)
    Proceeds from Maturities and Calls of Held-to-Maturity Securities                       500,000                     --
    Proceeds from Maturities and Calls of Available-For-Sale Securities                   2,943,484              5,739,450
    Purchases of Restricted Investments                                                     (35,700)                (9,800)
    Purchases of Premises and Equipment                                                     (51,808)              (210,872)
    Loan Participations Bought                                                           (2,916,116)              (880,673)
    Loan Participations Sold                                                              2,239,462              4,227,511
    Net Increase in Loans                                                               (14,213,097)            (7,726,408)
                                                                                     --------------           ------------
Net Cash Used for Investing Activities                                                  (18,010,933)            (8,106,834)
                                                                                     --------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                                         (194,118)              (160,310)
    Stock Options Exercised                                                                 120,000                 65,200
    Net Increase in Deposits                                                             15,499,111              9,009,331
                                                                                     --------------           ------------
Net Cash Provided by Financing Activities                                                15,424,993              8,914,221
                                                                                     --------------           ------------

Increase (Decrease) in Cash and Cash Equivalents                                         (1,760,595)             4,001,266
                                                                                     --------------           ------------

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999

                                                                                          2000                   1999
                                                                                     -------------           ------------
Increase (Decrease) in Cash and Cash Equivalents                                        (1,760,595)             4,001,266
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year                                             6,049,616              2,048,350
                                                                                     -------------           ------------

Cash and Cash Equivalents, End of Year                                               $   4,289,021              6,049,616
                                                                                     =============           ============

SUPPLEMENTAL DISCLOSURES:
    Cash Paid During the Year for Interest                                           $   4,794,879              3,903,008
                                                                                     =============           ============

    Cash Paid During the Year for Income Taxes                                       $     417,803                256,526
                                                                                     =============           ============

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of PCB Bancorp, Inc. (Company), a one-bank holding company, formed on October 1, 1996 and its wholly-owned subsidiary People's Community Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

People's Community Bank is a state-chartered bank formed on December 15, 1995. On October 1, 1996 the Bank became a wholly- owned subsidiary of PCB Bancorp, Inc., a one bank holding company. People's Community Bank provides a variety of banking services to individuals and businesses in Upper East Tennessee through its main office on Sunset Drive and branch locations in Boones Creek and on Main Street in Johnson City. Its primary deposit products are demand deposits, savings deposits and certificates of deposit; and its primary lending products are commercial business, real estate mortgage and installment loans. As a state bank, the Bank is subject to regulation by the Tennessee State Banking Department and the Federal Deposit Insurance Corporation.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

         Securities Available-for-Sale: Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately net of tax, through a separate component of shareholders' equity. Gains and losses on sales of securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method.

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

         Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

         Allowance for Loan Losses

         The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of the uncertainties associated with local economic conditions.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Allowance for Loan Losses (continued):

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

         Income Taxes

         Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the depreciation and loan loss reserves for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                  Fair Values of Financial Instruments (continued):

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

         Comprehensive Income

         Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency translations, accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Comprehensive Income (continued):

         The Bank has elected to report its comprehensive income in the Statement of Shareholders' Equity. The only element of "other comprehensive income" that the Bank has is the unrealized gains or losses on available- for-sale securities.

         The components of the change in net unrealized gains (losses) on securities were as follows:

                                                                                        2000                 1999
                                                                                     ----------           ---------
Unrealized holding gains (losses)
  arising during the year                                                            $  753,490            (828,982)

Reclassification adjustment for (gains)/losses
  realized in net income                                                                 (4,165)            (10,782)
                                                                                     ----------           ---------

Net unrealized holding gains (losses) before taxes                                      749,325            (839,764)

Tax effect                                                                              299,730             335,906
                                                                                     ----------           ---------

Net change                                                                           $  449,595            (503,858)
                                                                                     ==========           =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 2.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                                December 31, 2000                            December 31, 1999
                                -----------------------------------------------  ----------------------------------------------
                                               Gross       Gross                               Gross      Gross
                                 Amortized   Unrealized  Unrealized              Amortized   Unrealized  Unrealized
                                    Cost       Gains       Losses    Fair Value    Cost        Gains      Losses     Fair Value
                                -----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Available-for-Sale
U.S. Government
  Federal Agencies              $ 7,155,043      21,103     111,213   7,064,933   7,720,191          --     288,194   7,431,997
State and Municipal
  Governments                     8,231,226      93,443      63,692   8,260,977   7,395,994         204     283,339   7,112,859
Corporate Securities                766,596      14,610          --     781,206          --          --          --          --
Mortgage-Backed
  Securities                      7,782,529      92,014      22,408   7,852,135   5,652,610       2,895     157,033   5,498,472
                                -----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Total Available-for-Sale         23,935,394     221,170     197,313  23,959,251  20,768,795       3,099     728,566  20,043,328
                                -----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Held-to-Maturity
US Government Agencies                   --          --          --          --     500,000          --       4,548     495,452
State and Municipal
  Governments                       100,585         782          --     101,367     100,749          --       4,442      96,307
                                -----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Total Held-to-Maturity              100,585         782           0     101,367     600,749          --       8,990     591,759
                                -----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Total Investment
  Securities                    $24,035,979     221,952     197,313  24,060,618  21,369,544       3,099     737,556  20,635,087
                                ===========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

The amortized cost and market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Held-to-Maturity            Available-for-Sale
                                                     ------------------------    ------------------------
                                                     Amortized       Fair        Amortized       Fair
                                                       Cost          Value         Cost          Value
                                                     ----------    ----------    ----------    ----------
Amounts maturing in:
     One year or less                                $       --            --        55,000        54,898
     After one year through five years                       --            --     2,809,051     2,789,882
     After five years through ten years                      --            --     8,550,009     8,527,111
     After ten years                                    100,585       101,367     4,738,805     4,735,225
     Mortgage-Backed Securities                              --            --     7,782,529     7,852,135
                                                     ----------    ----------    ----------    ----------
                                                     $  100,585       101,367    23,935,394    23,959,251
                                                     ==========    ==========    ==========    ==========

Accrued interest on investments at December 31, 2000 and 1999 was $263,890 and $241,885, respectively. During 2000 and 1999 the bank received $2,623,324 and $4,711,563 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $2,619,159 and $4,700,781 resulting in a realized gain of $4,165 and $10,782 in 2000 and 1999, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 3.  LOANS RECEIVABLE:

Loans at December 31 are summarized as follows:

                                                   2000             1999
                                               ------------     ------------
         Commercial                            $ 39,832,227       35,563,247
         Commercial Real Estate                     138,148          147,015
         Residential Real Estate                 10,520,297       11,726,358
         Installment                             31,922,118       21,768,076
         Consumer                                 2,645,665        1,666,176
         Other                                      189,040          181,453
                                               ------------     ------------
                                                 85,247,495       71,052,325
         Allowance for Loan Losses                 (996,767)        (863,816)
         Net Deferred Loan Origination Fees         (85,372)         (42,459)
                                               ------------     ------------

                                               $ 84,165,356       70,146,050
                                               ============     ============

         An analysis of the change in the allowance for loan losses follows:

                                                   2000             1999
                                               ------------     ------------
         Balance at Beginning of Year          $    863,816          825,649
         Provision for Loan Losses                  193,791           79,677
         Loans Charged Off                          (64,635)         (47,821)
         Recoveries on Loans                          3,795            6,311
                                               ------------     ------------

         Balance at End of Year                $    996,767          863,816
                                               ============     ============

A summary of loans by estimated maturity as of December 31, 2000 is as follows:

         Maturity within one year              $ 35,006,778      29,296,509
         One to five years                       48,234,825      40,670,129
         Over five years                          2,005,893       1,085,919
                                               ------------    ------------

                                               $ 85,247,496      71,052,557
                                               ============    ============

Accrued interest receivable on loans at December 31, 2000 and 1999 was $377,311 and $357,143, respectively.

At December 31, 2000 and 1999, the total recorded investment in impaired loans amounted to $273,361 and $292,818, respectively. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2000 and 1999, is $185,000 and $158,411, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss and is classified as substandard is $88,361 and $134,407, respectively. The amount of accrued interest is recognized prior to principal for any cash receipts on impaired loans. Interest income in the amount of $0 and $17,812 was recognized for cash receipts during 2000 and 1999, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 3.  LOANS RECEIVABLE (CONTINUED):

The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $8,603,025 and $8,601,891 at December 31, 2000 and 1999 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 2000 and 1999 were $860,761 and $742,529. During 2000, there were additional loans to such related parties in the amount of $753,204 and repayments amounted to $634,972.

NOTE 4.  PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

                                                                       2000              1999
                                                                    ----------        ---------
         Bank Building                                              $1,308,319        1,307,338
         Land 867,625                                                  867,625
         Land Improvements                                             263,058          263,058
         Leasehold Improvements                                         47,210           47,210
         Furniture and Equipment                                       727,783          721,411
         Computer Equipment                                            579,473          568,359
         Computer Software                                              79,634           58,710
                                                                    ----------        ---------
              Total                                                  3,873,102        3,833,711
                                                                                      ---------
         Accumulated Depreciation                                      963,105          681,627
                                                                    ----------        ---------
         Premises and Equipment-Net                                 $2,909,997        3,152,084
                                                                    ==========        =========

Depreciation expense for the years ended December 31, 2000 and 1999 was $293,686 and $276,026, respectively.

NOTE 5.  OTHER ASSETS:

Other Assets at December 31 consisted of the following:

                                                                      2000             1999
                                                                    --------          ------
         Other Real Estate Owned                                    $129,725          48,128
         Prepaid Expense                                              86,642          48,034
         Other Receivables                                             1,331           2,178
                                                                    --------          ------

                                                                    $217,698          98,340
                                                                    ========          ======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 6.  DEPOSITS:

A summary of deposit account balances at December 31 is as follows:

                                                                        2000             1999
                                                                    ------------      ----------
         Regular Checking                                           $  3,170,150       2,536,443
         Club Checking                                                    39,410          17,900
         Discount Checking                                               143,168          81,325
         Small Business Accounts                                       4,457,803       3,452,867
         Commercial Checking                                           3,144,637       3,169,821
         Primetime Checking                                            1,107,726         583,512
         NOW Accounts                                                  3,564,331       2,936,344
         Money Market Accounts                                        13,350,529       4,973,571
         Saving Accounts                                              19,830,321      32,220,513
         Certificates of Deposit                                      57,509,109      40,845,777
                                                                    ------------      ----------

         Total                                                      $106,317,184      90,818,073
                                                                    ============      ==========

At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

         2001                                                        $54,889,277
         2002                                                          2,411,526
         2003                                                            136,281
         2004                                                                 --
         2005 and Thereafter                                              72,025
                                                                     -----------
                                                                     $57,509,109

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $20,222,871 and $16,599,069 at December 31, 2000
and 1999.

The Bank held deposits of approximately $1,377,488 and $1,703,422 for related parties at December 31, 2000 and 1999, respectively.

NOTE 7.  ACCOUNTS PAYABLE AND OTHER LIABILITIES:

Accounts Payable and Other Liabilities at December 31 consisted of the following:

                                                                       2000             1999
                                                                    ----------        ---------
         Line of Credit                                             $2,000,000        2,000,000
         Property Tax Payable                                            6,912            5,970
         Payroll Taxes Payable                                             315            2,293
         Miscellaneous Payables and Other Liabilities                  520,334          722,998
         Accrued State Franchise Tax                                    24,747           23,227
         Net Deferred Income Tax Liability                              81,801               --
         Current Income Tax                                            126,767          110,923
                                                                    ----------        ---------
                                                                    $2,760,876        2,865,411
                                                                    ==========        =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 8.  ADVANCES FROM FEDERAL HOME LOAN BANK:

Effective June 13, 1997, People's Community Bank became members of the Federal Home Loan Bank (FHLB) of Ohio. The Bank has been authorized to borrow up to $4,300,000 on a line of credit from the FHLB. The Bank's total borrowing capacity is a component of both capital stock and the member's most recent Qualified Thrift Lender rating and access to borrowing is dependent upon submission of advance application. The Bank has outstanding advances of $2,000,000 and $2,000,000 from the FHLB at December 31, 2000 and 1999, respectively. In addition, the Bank has pledged $2,300,000 of their line of credit with the FHLB to the State of Tennessee Collateral Pool to secure public funds on deposit with the Bank at December 31, 2000.

The table below presents selected information related to short term borrowings.

                                                                       2000             1999
                                                                    ---------         ---------
         Maximum balance at any month-end
          during the year                                           9,000,000         2,000,000

         Average balance for the year                               2,683,333         2,000,000

         Weighted Average Rate for the year                              6.24%             5.25%

         Weighted Average Rate at year-end                               6.71%             5.25%

NOTE 9.  UNUSED LINES OF CREDIT:

The Bank entered into an open-ended unsecured line of credit with AmSouth Bank for $2,500,000 for federal fund purchases and daylight overdrafts. Funds issued under this agreement are at the AmSouth federal funds rate effective at the time of borrowing. The line matures at March 31, 2001. The Bank had not drawn on these funds at December 31, 2000 and 1999.

On September 25, 2000 the Bank also entered into an open-ended unsecured line of credit with Columbus Bank and Trust for $2,100,000 for federal fund purchases. Funds issued under this agreement are at the Columbus Bank and Trust federal funds rate effective at the time of borrowing. The Bank had not drawn any of these funds at December 31, 2000 and 1999.

NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

At December 31, the Bank had outstanding commitments for unused lines and letters of credit that are not reflected in the accompanying financial statements as follows:

                                                                           Variable Rate
                                                                    ---------------------------
                                                                       2000              1999
                                                                    ----------        ---------
         Lines of Credit                                            $6,240,939        8,822,305
         Letters of Credit                                             405,300          672,800
                                                                    ----------        ---------
            Total                                                   $6,646,239        9,495,105
                                                                    ==========        =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

NOTE 12. SIGNIFICANT GROUP CONCENTRATIONS CREDIT RISK:

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Bank's financial instruments at December 31 were as follows:

                                                                        2000                                 1999
                                                          -------------------------------        ----------------------------
                                                            Carrying                              Carrying
                                                             Amount           Fair Value           Amount          Fair Value
                                                          ------------        -----------        ----------        ----------
Financial Assets:
  Cash and Due from Banks and
  Federal Funds Sold                                      $  6,672,021          6,672,021         7,408,616         7,408,616
  Securities Held-to-Maturity                                  100,585            101,367           600,749           591,759
  Securities Available-for-Sale                             23,959,251         23,959,251        20,043,328        20,043,328
  Loans Receivable:
  Adjustable Rate Loans under 30 years                      20,417,933         20,417,933        17,246,876        17,246,876
  Fixed Rate Loans with original
     maturities of 30 years                                    163,090             86,891           163,803            88,243
  Fixed Rate Loans with original
    maturities of 5 to 30 years                             43,421,165         40,589,957        35,911,687        27,515,573
  Fixed Rate Loans with original
     maturities of 1 to 5 years                             18,362,627         17,970,448        14,723,306        14,500,371
  Fixed Rate Loans with original
    maturities of less than one year                         2,797,308          2,797,308         3,006,885         3,006,885
  Loans Held for Sale                                          238,478            238,478                --                --
  Accrued Interest Receivable                                  740,041            740,041           619,196           619,196
Financial Liabilities:
  Deposit Liabilities                                      106,317,184        106,317,184        90,818,073        90,818,073
    Off Balance Sheet Instruments:
Commitments to Extend Credit                                        --                 --                --                --

NOTE 14.  FEDERAL INCOME TAXES:

The provision for income tax for 2000 and 1999 consists of the following:

                                                             2000                1999
                                                          ---------            -------
Income Tax Expense:
   Current Tax Expense
      Federal                                             $ 346,414            249,608
      State                                                  87,233             61,285
   Deferred Tax (Benefit)
      Federal                                               (42,341)             8,363
      State                                                  (7,472)                --
                                                          ---------            -------
                                                          $ 383,834            319,256
                                                          =========            =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 14.  FEDERAL INCOME TAXES (CONTINUED):

A cumulative net deferred tax liability for 2000 is included in Other Liabilities. A cumulative net deferred tax asset for 1999 is shown on the statements of financial condition. The components of the asset and liability are as follows:

                                                                       2000                1999
                                                                    ---------            --------
Differences in Depreciation Methods                                 $(125,439)           (134,634)
Difference in Methods for Provision for Loan Losses                    53,181                  --
Net Unrealized Gain/Loss on
  Available-For-Sale Securities                                        (9,543)            287,246
                                                                    ---------            --------
                                                                    $ (81,801)            152,612
                                                                    =========            ========

Deferred Tax Assets                                                 $  53,181             287,246
Deferred Tax Liabilities                                             (134,982)           (134,634)
                                                                    ---------            --------
Net Deferred Tax Assets (Liabilities)                               $ (81,801)            152,612
                                                                    =========            ========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                                      2000                 1999
                                                                    --------             -------
Federal Income Tax Expense at the
   Statutory Rate (34%)                                             $414,209             347,281
Increases (Decreases) Resulting from:
   Nontaxable Interest Income, Net of Non-
     deductible Interest Expense                                    (117,608)            (89,310)
   State Income Taxes, Net of Federal Income
     Tax Benefit                                                      87,233              61,285
                                                                    --------             -------
Provision for Income Taxes                                          $383,834             319,256
                                                                    ========             =======

NOTE 15. EMPLOYEE BENEFIT PLANS:

Effective May 1, 1998 the Bank adopted a simple IRA plan covering all employees. Employees may contribute up to $6,000 per year to the plan. The Bank may contribute up to 3% of the employees annual compensation. Employer contributions in the amount of $33,000 and $12,000 were accrued at December 31, 2000 and December 31, 1999, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined). Management believes, as of December 31, 2000 and 1999 that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital and ratio amounts are presented in the following table:

                                                                                                            To Be Well Capitalized
                                                                                                               Under the Prompt
                                                                                   For Capital                    Corrective
                                                         Actual                  Adequacy Purposes             Action Provisions
                                                 ---------------------       ------------------------       ----------------------
As of December 31, 2000:

    Total Risk-Based Capital
      (To Risk Weighted Assets)                  $10,509,976      11.6%      => 7,249,280      => 8.0%      9,061,600      => 10.0%
    Tier I Capital
      (To Risk Weighted Assets)                    9,513,208      10.5%      => 3,624,640      => 4.0%      5,436,960       => 6.0%
    Tier I Capital
      (To Average Assets)                          9,513,208       8.1%      => 4,684,720      => 4.0%      5,855,900       => 5.0%

As of December 31, 1999:

    Total Risk-Based Capital
      (To Risk Weighted Assets)                  $ 9,742,237      11.3%      => 6,865,600      => 8.0%      8,582,000      => 10.0%
    Tier I Capital
      (To Risk Weighted Assets)                    8,878,421      10.3%      => 3,432,800      => 4.0%      5,149,200       => 6.0%
    Tier I Capital
      (To Average Assets)                          8,878,421       8.7%      => 4,089,640      => 4.0%      5,112,050       => 5.0%

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 16. REGULATORY MATTERS (CONTINUED):

The Bank received notice from the FDIC that the Bank's deposits are insured up to $100,000 for each depositor, the FDIC assessment for the years ended December 31, 2000 and 1999 was $19,245 and $10,239, respectively.

NOTE 17.  BANK HOLDING COMPANY:

People's Community Bank is a wholly-owned subsidiary of PCB Bancorp, Inc. The retained earnings of PCB Bancorp, Inc. reflect the accumulated earnings of People's Community Bank and the consolidated statements of income reflect the income and expenses of People's Community Bank for the years ended December 31, 2000 and 1999.

The Parent Company's sole source of funds is the receipt of dividends from the Bank.

                  Condensed Statements of Financial Condition
                                 (Parent Only)

                                                                                   2000              1999
                                                                                ----------        ----------
     ASSETS
Cash On Deposit with Subsidiary                                                 $  145,861            47,169
Investment in Subsidiary                                                         9,537,066         8,443,141
Dividends Receivable                                                                57,239                --
Premises and Equipment, Net of Accumulated Depreciation
   of $1,766 and $1,342, respectively                                                  354               778
                                                                                ----------        ----------
      Total Assets                                                              $9,740,520         8,491,088
                                                                                ==========        ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends Payable                                                               $   57,239                --
Common Stock                                                                       817,700           806,200
Additional Paid-In Capital                                                       7,367,500         7,259,000
Retained Earnings (Deficit)                                                      1,483,766           861,168
Net Unrealized Gain (Loss) on Available-for-Sale Securities
   Net of Tax of $(9,543) and 287,246 respectively                                  14,315          (435,280)
                                                                                ----------        ----------
      Total Liabilities and Shareholders' Equity                                $9,740,520         8,491,088
                                                                                ==========        ==========

                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 17.  BANK HOLDING COMPANY (CONTINUED):

              Condensed Statements of Income and Retained Earnings
                                  (Parent Only)

                                                                                   2000             1999
                                                                                -----------       --------
OPERATING INCOME
     Dividend from Subsidiary                                                   $  251,357         120,310
                                                                                ----------        --------
Total Operating Income                                                             251,357         120,310
                                                                                ----------        --------

OPERATING EXPENSES
     Amortization of Organization Costs                                                 --          10,625
     Postage and Printing                                                            5,259           3,702
     Education and Development                                                       1,195           1,195
     Travel                                                                            619           1,457
     Interest Expense                                                                   --             824
     Depreciation Expense                                                              424             388
     Outside Services                                                               14,215          12,926
     Miscellaneous                                                                      20              20
                                                                                ----------        --------
Total Operating Expenses                                                            21,732          31,137
                                                                                ----------        --------

Income from Operations                                                             229,625          89,173

OTHER INCOME (EXPENSE)
     Undistributed Net Income from Investment
        in Wholly-Owned Subsidiary                                                 644,330         581,849
                                                                                ----------        --------

Net Income                                                                         873,955         671,022
Beginning Retained Earnings (Deficit)                                              861,168         310,456
Cash Dividends                                                                    (251,357)       (120,310)
                                                                                ----------        --------
Ending Retained Earnings                                                        $1,483,766         861,168
                                                                                ==========        ========

                       Condensed Statements of Cash Flows
                                  (Parent Only)

Cash Flows from Operating Activities:
     Net Income (Loss)                                                          $  873,955         671,022
     Undistributed Net (Income) Loss of Wholly-Owned
        Subsidiary                                                                (644,330)       (581,849)
     Depreciation Expense                                                              424             388
     Amortization of Organization Costs                                                 --          10,625
     (Increase) in Dividends Receivable                                            (57,239)             --
                                                                                ----------        --------

Net Cash Provided by (Used for) Operating Activities                               172,810         100,186
                                                                                ==========        ========

                               PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 17.  BANK HOLDING COMPANY (CONTINUED):

                                                         2000           1999
                                                      ---------       --------
Cash Flows from Financing Activities:
     Stock Options Exercised                            120,000         65,200
     Dividends Paid                                    (194,118)      (120,310)
                                                      ---------       --------

Net Cash Used for Financing Activities                  (74,118)       (55,110)
                                                      ---------       --------

Increase (Decrease) in Cash and Cash Equivalents         98,692         45,076
Beginning Cash and Cash Equivalents                      47,169          2,093
                                                      ---------       --------

Ending Cash and Cash Equivalents                      $ 145,861         47,169
                                                      =========       ========

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

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income in 2000 and 1999 would have been $843,170 and $638,785, respectively. The pro forma earnings per share would have been $1.04 and $0.80 in 2000 and 1999, respectively. The Company calculates a weighted-average fair value for each option. The weighted-average fair value for the options granted in 2000 and 1999 was $ 16.20 and $17.61, using the following assumptions for both years:

       Risk-free interest rate                   5.5%
       Expected life (years)                      10
       Expected volatility                         8%
       Expected dividends                        None

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 18.  STOCK OPTIONS (CONTINUED):

A summary of option transactions during the years ended December 31, 2000 and 1999 is shown below:

                                                       Number      Weighted-Average
                                                     of Shares      Exercise Price
                                                     ---------     ----------------
Outstanding at January 1, 1999                        115,000            10.50
       Granted:  Directors                             10,000            25.00
                 Employees                              5,000            25.00
                                                      -------
                                                      130,000            12.54

Exercised at December 31, 1999                          6,200            10.71
                                                      -------

Outstanding at December 31, 1999                      123,800            12.63
                                                      =======

Exercisable at December 31, 1999                       73,000            12.63
                                                      =======

Outstanding at January 1, 2000                        123,800
       Granted:  Directors                              5,000            23.00
                                                      -------
                                                      128,800            13.08
Expired during 2000                                     6,000            13.08
Exercised during 2000                                  11,500            10.43
                                                      -------

Outstanding at December 31, 2000                      111,300            13.29
                                                      =======

Exercisable at December 31, 2000                       86,000            13.29
                                                      =======

A summary of options outstanding as of December 31, 2000 is shown below:

                                                    Weighted-Average
                 Exercise   Number of Options     Remaining Contractual
                  Price        Outstanding           Life Outstanding
                ---------   ----------------      ---------------------
                $  10.00         81,900                 5.5 years
                   16.00          4,600                 6.5 years
                   20.00          4,800                 7.5 years
                   25.00          5,000                 8.5 years
                   25.00         10,000                   9 years
                   23.00          5,000                  10 years
                   -----        -------
                                111,300
                                =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE 19.  EARNINGS PER SHARE:

                                                                            FOR THE YEAR ENDED
                                           -------------------------------------------------------------------------------------
                                                              2000                                        1999
                                           ----------------------------------------    -----------------------------------------
                                                         Weighted-Average                           Weighted-Average
                                             Income           Shares      Per-Share       Income          Shares       Per-Share
                                           (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)      Amount
                                           -----------  ----------------  ---------    -----------  ----------------   ---------
Net Income                                   $873,955            --           --          671,022             --          --

Basic EPS
Income Available to
Common Stockholders                           873,955       811,266         1.08          671,022        802,633         .84

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                          --        68,607           --               --         76,563          --
                                             --------       -------         ----          -------        -------         ---

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options                $873,955       879,873          .99          671,022        879,196         .76
                                             ========       =======         ====          =======        =======        ====

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names of the Company's directors and executives officers, together with certain information regarding them, are as follows:

       Name, Age, and Address                   Company Position                       Principal Occupation
------------------------------------            ------------------------               ----------------------------
Phillip R. Carriger (53)                        Director and                           Banker
6 Fox Run Lane                                  Chief Executive Officer
Johnson City, TN 37604

Michael T. Christian (58)                       Director and                           Banker
110 Belmeade Circle                             President
Johnson City, TN  37601

Thomas J. Garland (66)                          Director                               College Professor/Consultant
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (58)                           Director                               Newspapers
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (67)                              Director                               Real Estate Developer
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz (65)                            Director                               Newspapers
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (67)                      Director                               Radiologist
810 Cloudland Drive
Johnson City, TN 37601

Biographies of Directors and Officers

Phillip R. Carriger, age 53, has been the Chief Executive Officer of People's Community in Johnson City since 1995. Prior to that time, he was the Senior Vice President of Hamilton Bank's Corporate Division. Mr. Carriger has over 26 years of experience in the banking industry, having worked for the Comptroller of the Currency as an Assistant National Bank Examiner, C&C Bank of Anderson County as a Senior Vice President and First American National Bank (in the Knoxville and Johnson City offices) as a Senior Vice President. Mr. Carriger graduated from the University of Tennessee with a B.S. Degree in Economics in 1971. Mr. Carriger is a member of the Kiwanis Club, East Tennessee State University Foundation Board of Trustees, Economic Development Board, Johnson City Development Authority Board, United Way and Girl's Inc. Board of Directors and President of the Johnson City Country Club Board of Directors.

Michael T. Christian, age 58, spent 28 years with NationsBank and its predecessors. He last served as Executive Vice President in charge of retail banking for Tennessee and Kentucky. Prior to that, he was Executive Vice President over all of Tennessee and Kentucky community banks. Mr. Christian graduated from the University of Tennessee in 1966. He has served on numerous civic and professional boards of directors including the Tennessee Bankers Association, the Federal Reserve Bank of Nashville, the Tennessee Manufacturer's Association and Tusculum College. He is a former Captain, U.S. Army, Armor.

C.C. Marshall, age 67, has been President of Mountcastle Corporation, a real estate development and construction firm, since 1967. Mr. Marshall was a director of Hamilton Bank for 17 years. He is a graduate of East Tennessee State University and a native of Johnson City.

Timothy P. Jones, age 58, is a Vice President, director and stockholder of Press Holding Corporation, the publisher of the Johnson City Press newspaper and seven other newspapers. Mr. Jones received his A.B. Degree in Economics from Wofford College, has a Masters degree in Mass Communications from Texas Tech University and is a former directors of the Tennessee Press Association. He is also a former director of Hamilton Bank and a past Chairman of the Board of Directors of the Johnson City/Jonesborough/Washington County Chamber of Commerce. Mr. Jones is Past President of the Johnson City Evening Rotary Club, Past President of the Johnson City Country Club Board of Directors, a member of the East Tennessee State University Foundation Board of Trustees, Economic Development Board and Johnson City Development Authority Board.

Thomas J. Garland, age 66, served for 21 years in the Tennessee State Senate (17 years as Senate Minority Leader). He is a former Chancellor of the Tennessee Board of Regents, former Chairman of the Board of Commerce Union Bank (now NationsBank) in Greeneville, Tennessee, and also served as Executive Vice President and a director of First American Bank, Tri-Cities. Mr. Garland, a graduate of East Tennessee State University, currently serves as Chairman of the Tusculum Institute for Public Leadership and Policy at Tusculum College. He is a member of the Board of Directors of Atmos Energy Corporation, Dallas Texas, and a former director of Tri-State Container, now Inland Container, in Elizabethton, Tennessee. Mr. Garland is a member of the boards of the Johnson City Medical Center, the Sequoyah Council Boy Scouts of America, ETSU National Alumni Association, the Greater Tri-Cities Business Alliance and the East Tennessee State University Foundation Board of Trustees.

James D. Swartz, age 65, has been a co-owner of Swartz-Morris Media (which owns two newspapers) and Swart Media Consultants, a company that advises newspapers in operation systems, since 1988. Prior to that time, Mr. Swartz was President or Worrell Enterprises, a media company with 33 newspapers and three television stations. Mr. Swartz was born in Johnson City, Tennessee, and currently serves on the East Tennessee State University Foundation Board of Trustees and ETSU College of Business Board of Advisors.

James W. Gibson, M.D., age 67, is currently associated with Mountain Empire Radiology , P.C. and has practiced his specialty of radiology in Johnson City since 1965. Dr. Gibson received his undergraduate education from Vanderbilt University, his Medical Degree from the University of Tennessee Medical School in Memphis and served his residency in radiology at Duke University Medical Center, Durham, North Carolina. He presently serves on the National Alumni Council for the University of Tennessee Medical School and is a member of the ETSU Foundation. He has served on the Johnson City Medical School Board of Directors and the Watauga Mental Health Center Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes the compensation paid or accrued for the years ended December 31, 2000, 1999, 1998, and 1997 to the Chief Executive Officer. There are no other officers of the Company or Bank whose total annual salary exceeds $100,000; accordingly, disclosure regarding executive compensation is provided in the below tables only with respect to the Chief Executive Officer.

                                                                                 Annual
                                                                              Compensation
                                                       Fiscal                                               Salary
Name and Current Position                               Year               Salary ($)     Bonus ($)      Compensation
------------------------------                        --------           ---------------------------     ------------
Phillip R. Carriger                                     2000                      $120,500                 $2,215 (1)
                                                        1999                      $114,150                 $1,901 (1)
                                                        1998                      $108,750                 $1,304 (1)
   President and Chief Executive                        1997                      $102,000                 $3,800 (1)
   Officer, Director

(1)      Represents automobile reimbursement.


Option Grants in Preceding Fiscal Years

         The following table sets forth information concerning stock option grants to the Company's Chief Executive Officer during 1996. There were no grants prior to that time or after that time.

                                                      # OF SECURITIES                  % OF TOTAL
                                                    UNDERLYING OPTIONS              OPTIONS GRANTED TO
Name                                                      GRANTED                   EMPLOYEES IN 1996
----------------------                              -------------------             ------------------
Phillip R. Carriger                                        40,000                          51.61%

Value of Unexercised Options

         This table presents information regarding the value of unexercised options held at December 31, 1999. No stock options were exercised, and there were no SARs outstanding during 2000, 1999, 1998, 1997, or 1996.

                                                                                           VALUE OF UNEXERCISABLE
                                                       NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                                                       OPTIONS AT FY-END (#)                    AT FY-END (1)
Name                                                 EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
-----------------------------                       --------------------------           ---------------------------
Phillip R. Carriger                                        24,000/16,000                       $264,000/$176,000

(1) Dollar values were calculated by determining the difference between the price of common stock on December 31, 2000 of $21.00 per share and the exercise price of such options

Director Compensation

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

         The Director's Plan is administered by the Board of Directors who is authorized to interpret the Plan but has no authority with respect to the selection of directors to receive options or the option price for shares subject to the Directors' Plan. The Board has no authority to materially increase the benefits under the plan. The Board may amend the Directors' Plan as it shall deem advisable but may not, without further shareholder approval, increase the maximum number of shares under the plan or options granted there under, reduce the minimum option price, extend the period during which options may be granted or exercised, or change the class of persons eligible to receive options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2000 certain information with respect to the shares of the common stock of the Company beneficially owned by the shareholders known to the Company to own beneficially more than 5% of the shares and the shares of common stock beneficially owned by the Company's directors and executive officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all presently exercisable options and options that will become exercisable within 120 days from the date of this table, that have been issued pursuant to any of the Company's stock option plans, have been exercised.

       Name and Address                                                                 Number of Shares Beneficially
     of Beneficial Owners                                                                    Owned on 12/31/00 (%)
-----------------------------                                                           -----------------------------
Phillip R. Carriger (1)                                                                      63,250           (7.74%)
6 Fox Run Lane
Johnson City, TN 37604

Thomas J. Garland (2)                                                                        15,150           (1.85%)
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (2)                                                                         16,400           (2.01%)
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (2)                                                                            54,189           (6.63%)
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz  (4)                                                                         51,200           (6.26%)
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (3)                                                                    11,400           (1.39%)
810 Cloudland Drive
Johnson City, TN 37601

All Directors and Executive Officers as a group (five persons) (5)                          211,589          (25.88%)

(1) Includes 40,000 shares which Mr. Carriger currently has a right to acquire under Company stock options.

(2) Includes 6,400 shares which each of these directors currently has a right to acquire under Company stock options.

(3) Includes 1,400 shares which Dr. Gibson currently has a right to acquire under Company stock options.

(4) Includes 200 shares which Mr. Swartz currently has a right to acquire under Company stock options.

(5) Includes 60,800 shares which all officers and directors as a group currently have a right to purchase under Company stock options.

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

There are no cases in which aggregate extensions of credit outstanding to any one director or officer and his associates exceeds 10% of the equity capital of the Bank. At December 31, 2000, the total amount of loans to directors and executive officers was $861 thousand, or approximately 8.9% of shareholder's equity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits Filed

         Exhibit
         Number                    Description
         -------  --------------------------------------------------------------
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

                    PCB BANCORP, INC.
                    (Registrant)


                    By: /s/ Phillip R. Carriger
                       ---------------------------------------------------------
                       Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

                    Date: March 27, 2001
                          ------------------------------------------------------


                    By: /s/ Larry Parks
                       ---------------------------------------------------------
                       Larry Parks, Vice President
                       (Principal Accounting Officer)

                    Date: March 27, 2001
                          ------------------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 By: /s/ Phillip R. Carriger
                    ------------------------------------------------------------
                    Phillip R. Carriger, Chairman and Chief Executive Officer
                   (Principal Executive Officer)

                 Date: March 27, 2001
                       ---------------------------------------------------------


                 By: /s/ Michael T. Christian
                    ------------------------------------------------------------
                    Michael T. Christian, President and Director

                 Date: March 27, 2001
                       ---------------------------------------------------------


                 By: /s/ Thomas J. Garland
                    ------------------------------------------------------------
                    Thomas J. Garland, Director

                 Date: March 27, 2001
                       ---------------------------------------------------------


                 By: /s/ Timothy P. Jones
                    ------------------------------------------------------------
                    Timothy J. Jones, Director

                 Date: March 27, 2001
                       ---------------------------------------------------------


                 By: /s/ C.C. Marshall
                    ------------------------------------------------------------
                    C.C. Marshall, Director

                 Date: March 27, 2001
                       ---------------------------------------------------------


                 By: /s/ J.D. Swartz
                    ------------------------------------------------------------
                    J.D. Swartz, Director

                 Date: March 27, 2001
                       ---------------------------------------------------------


                 By: /s/ James W. Gibson
                    ------------------------------------------------------------
                    James W. Gibson, Director

                 Date: March 27, 2001
                       ---------------------------------------------------------