Form 10QSB
period 2001-03-31
PCB BANCORP INC
filed 2001-05-14
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                 Tennessee                                              62-1641671
--------------------------------------------------   --------------------------------------------
  (State or other jurisdiction of incorporation)     (I.R.S. Employer Identification Number)


        300 Sunset Dr : Johnson City, Tennessee                           37604
--------------------------------------------------   --------------------------------------------
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

                              Yes [X]      No [ ]


                                     817,700
                                ----------------
     (Outstanding shares of the issuer's common stock as of March 31, 2000)

                  Transitional Small Business Disclosure Format

                                Yes [ ]  No [X]

                                PCB BANCORP, INC.

                                      INDEX

Number                                                                                                Page
------                                                                                              --------
PART 1.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets
                           March 31, 20001 (Unaudited) and December 31, 2000                               2

                      Consolidated Statements of Income
                           Three Months ended March 31, 2000 and 2000 (Unaudited)                          3
                           Nine Months ended March 31, 2000 and 2000 (Unaudited)                           3

                      Consolidated Statement of Shareholders' Equity
                           Three Months ended March 31, 2001 and 2000 (Unaudited)                          6

                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31, 2001 and 2000 (Unaudited)                          7

                      Notes to Consolidated Financial Statements (Unaudited)                               9

Item 2.               Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      13


PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                   15

Item 2.               Changes in Securities                                                               15

Item 3.               Default Upon Senior Securities                                                      15

Item 4.               Submission of Matters to a Vote of Security Holders                                 15

                                PCB BANCORP, INC.

                              FINANCIAL STATEMENTS

                                      WITH

                           ACCOUNTANTS' REVIEW REPORT

                 For the Quarters Ended March 31, 2001 and 2000

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN  37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of March 31, 2001 and the related consolidated statement of changes in stockholders' equity for the three months ended March 31, 2001 and the consolidated statements of income for the three months ended March 31, 2001 and 2000 and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Bank's management.

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




                                           Blackburn, Childers & Steagall, PLC

April 16, 2001

                                PCB BANCORP, INC.

                           AND WHOLLY-OWNED SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  March 31,           December 31,
                                                                                    2001                  2000
                                                                                 (unaudited)
ASSETS
Cash and Due from Banks                                                          $  4,946,894           4,289,021
Federal Funds Sold                                                                  4,519,000           2,383,000
Securities Held-to-Maturity                                                           100,550             100,585
Securities Available-for-Sale                                                      25,144,689          23,959,251
Loans Held for Sale                                                                   491,153             238,478
Loans Receivable, Net of Allowance for Loan
  Losses of $894,467 and $996,767, respectively                                    84,673,634          84,165,356
Interest Receivable                                                                   765,539             740,041
Premises and Equipment, Net of Accumulated
  Depreciation of $1,031,967 and $963,105, respectively                             2,842,174           2,909,997
Restricted Investments - Stock in Federal Home Loan Bank, Cost                        317,000             311,200
Other Assets                                                                          337,638             217,698
                                                                                 ------------        ------------

           Total Assets                                                          $124,138,271         119,314,627
                                                                                 ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand Deposits                                                           $ 11,224,642          10,955,168
       Savings and NOW Deposits                                                    39,173,470          37,852,907
       Other Time Deposits                                                         56,455,478          57,509,109
    Interest Payable                                                                  430,200             496,047
    Dividends Payable                                                                      --              57,239
    Accounts Payable and Other Liabilities                                          6,704,898           2,760,876
                                                                                 ------------        ------------
           Total Liabilities                                                      113,988,688         109,631,346
                                                                                 ------------        ------------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value; 3,000,000 shares authorized; 817,700 and
       817,700 shares issued and outstanding
       at 3-31-01 and 12-31-00, respectively                                          817,700             817,700
    Additional Paid-in Capital                                                      7,367,500           7,367,500
    Retained Earnings                                                               1,711,617           1,483,766
    Accumulated Other Comprehensive Income                                            252,766              14,315
                                                                                 ------------        ------------
           Total Shareholder's Equity                                              10,149,583           9,683,281
                                                                                 ------------        ------------

           Total Liabilities and Shareholders' Equity                            $124,138,271         119,314,627
                                                                                 ============        ============


              See Accompanying Notes and Accountant's Review Report

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     The Three Months Ended
                                                                                 -------------------------------
                                                                                  March 31,           March 31,
                                                                                    2001                2000
                                                                                 ------------        ------------
INTEREST INCOME:
    Interest on Loans                                                            $  1,877,321           1,575,585
    Interest on Investments                                                           404,110             341,590
    Interest on Federal Funds Sold                                                     27,194              13,085
                                                                                 ------------        ------------

    Total Interest Income                                                           2,308,625           1,930,260
                                                                                 ------------        ------------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                                     26,819              21,979
    Interest on Money Market Accounts                                                 167,637              52,467
    Interest on Passbook Accounts                                                     225,105             341,171
    Interest on Certificates of Deposit                                               906,887             553,669
    Interest on Other Borrowed Funds                                                   61,477              78,396
                                                                                 ------------        ------------

    Total Interest Expense                                                          1,387,925           1,047,682
                                                                                 ------------        ------------

    Net Interest Income                                                               920,700             882,578
    Provision for Loan Losses                                                          76,529              49,365
                                                                                 ------------        ------------

    Net Interest Income after Provision for Loan Losses                               844,171             833,213
                                                                                 ------------        ------------

NON-INTEREST INCOME:
    Service Charges                                                                    99,478              95,891
    Loan Origination Fees                                                             124,593              69,394
    Net Gains (Losses) from Sale of Loans                                                  --               1,922
    Net Realized Gain on Sales and Calls of Securities                                  7,720                  --
    Miscellaneous                                                                       5,938               1,883
                                                                                 ------------        ------------

    Total Non-Interest Income                                                         237,729             169,090
                                                                                 ------------        ------------


                                  (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                     The Three Months Ended
                                                                                 --------------------------------
                                                                                  March 31,            March 31,
                                                                                     2001                 2000
                                                                                 ------------        ------------
NON-INTEREST EXPENSE:
    Salaries                                                                          365,667             344,889
    Payroll Taxes                                                                      32,016              31,320
    Employee Benefits                                                                  35,309              39,883
    Occupancy Expense                                                                  25,268              24,718
    Rental Expense                                                                      7,500               6,300
    Furniture and Equipment Expense                                                     5,330               5,290
    Computer Equipment Expense                                                         24,243              29,145
    Stationery, Supplies and Printing                                                  20,518              25,137
    Postage, Express and Freight                                                       22,211              20,127
    Telephone Expense                                                                  12,535              12,675
    Vehicle Expense                                                                     5,112               5,491
    Outside Services                                                                   46,017              31,571
    Teller Over and Short                                                                  82                (298)
    Advertising and Promotion                                                          13,475              14,394
    Loan Collection Expense                                                             2,225               5,203
    Bank Security and Protection                                                          890                 415
    FDIC Assessment                                                                     5,100               4,940
    Insurance                                                                          14,702               9,042
    Dues and Subscriptions                                                              5,335               5,873
    Franchise Tax Expense                                                               6,800               6,750
    Refunds and Reimbursements                                                          2,935               2,575
    Travel and Meetings                                                                   251                 520
    Contributions                                                                       2,050               1,600
    Depreciation and Amortization                                                      70,734              72,919
    Directors' Fees                                                                    12,050               8,100
    Miscellaneous Expenses                                                              8,195               5,664
                                                                                 ------------        ------------
    Total Non-Interest Expenses                                                       746,550             714,243
                                                                                 ------------        ------------

    Income Before Taxes                                                               335,350             288,060


                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      The Three Months Ended
                                                                   -----------------------------

                                                                   March 31,           March 31,
                                                                     2001                2000
                                                                   --------            ---------

Income Before Taxes (Brought Forward)                               335,350              288,060

INCOME TAX PROVISION:
   Income Tax Expense                                               107,499               86,369
                                                                   --------              -------

   Net Income                                                      $227,851              201,691

   Net Income per Share-Basic                                      $    .28                  .25

   Net Income per Share-Assuming Dilution                          $    .26                  .23


             See Accompanying Notes and Accountants' Review Report.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                   Accumulated
                                                    Additional                        Other
                                        Common       Paid-in       Retained       Comprehensive
                                        Stock        Capital       Earnings           Income        Total
                                      ----------    ----------     --------       -------------  -----------

Balances, January 1, 2000             $  806,200     7,259,000       861,168       (435,280)       8,491,088


COMPREHENSIVE INCOME:

Net Income                                    --            --       873,955             --          873,955
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $299,730                                                                 449,595          449,595
                                                                                                 -----------
Total Comprehensive Income                                                                         1,323,550
Stock Option Exercised                    11,500       108,500            --             --          120,000
Cash Dividends                                --            --      (251,357)            --         (251,357)
                                      ----------     ---------     ---------       --------      -----------

Balances, December 31, 2000           $  817,700     7,367,500     1,483,766         14,315        9,683,281


COMPREHENSIVE INCOME:
Net Income                                    --            --       227,851             --          227,851
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $158,967                                                                 238,451          238,451

Total Comprehensive Income                                                                           466,302
                                      ----------     ---------     ---------       --------      -----------

Balances, March 31, 2001              $  817,700     7,367,500     1,711,617        252,766       10,149,583
                                     ===========    ==========     =========       ========      ===========


              See Accompanying Notes and Accountant's Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  March 31, 2001          March 31, 2000
                                                                                  --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                    $    227,851                 201,691
Income to Net Cash
      Provided by Operating Activities:
        Depreciation Expense                                                            70,734                  70,558
        Expense                                                                             --                   2,361
        Provision for Loan Losses                                                       76,529                  49,365
    Discount Accretion Net of Premium Amortization                                     (41,637)                (16,611)
    Origination of Mortgage Loans Held for Sale                                      (5,740,200)                     --
    Proceeds from Mortgage Loans Sold                                                5,487,525                      --
    Net Realized (Gains) Loss on Sales and Calls of Securities                          (7,720)                     --
    Deferred Income Tax                                                                (39,036)                351,460
    (Increase) Decrease in Assets:
        Interest Receivable                                                            (25,498)                (54,102)
        Other Assets                                                                  (119,940)               (149,684)
    Increase (Decrease) in Liabilities:
        Interest Payable                                                               (65,847)                 56,936
        Other Liabilities                                                            3,944,022               6,526,475
                                                                                   -----------             -----------

    Net Cash Provided by Operating Activities                                        3,766,783               7,038,449
                                                                                   -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                   (2,136,000)               (608,000)
    Purchases of Available-for-Sale Securities                                      (5,633,475)                     --
    Proceeds from Maturities and Calls of Available-For-Sale Securities              4,541,397                   4,984
    Principal Payments Received on Mortgage Back Securities                            233,519                 288,490
    Purchases of Premises and Equipment                                                 (5,800)                (19,200)
    Purchases of Restricted Investments                                                 (2,911)                 (8,736)
    Net (Increase) in Loans Receivable                                                (584,807)             (4,921,296)
                                                                                   -----------             -----------

    Net Cash Used for Investing Activities                                          (3,588,077)             (5,263,758)
                                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                                     (57,239)                (48,372)
    Net Increase in Deposits                                                           536,406              (2,397,947)
                                                                                   -----------             -----------

    Net Cash Provided (Used) by Financing Activities                                   479,167              (2,446,319)
                                                                                   -----------             -----------

    Increase (Decrease) in Cash and Cash Equivalents                                   657,873                (671,628)


                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              March 31, 2001             March 31, 2000
                                                                              --------------             --------------


Increase (Decrease) in Cash and Cash Equivalents                                   657,873                  (671,628)
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year                                     4,289,021                 6,049,616
                                                                               -----------                 ---------


Cash and Cash Equivalents, End of Period                                       $ 4,946,894                 5,377,988
                                                                               ===========                 =========


SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest                                       $ 1,453,772                   990,746
                                                                               ===========                 =========

Cash Paid during the Period for Income Taxes                                   $   126,767                   237,000
                                                                               ===========                ==========


             See Accompanying Notes and Accountant's Review Report.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2. FINANCIAL STATEMENT PRESENTATION

Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

NOTE 3. ACCOUNTS PAYABLE AND OTHER LIABILITIES:

At December 31, 2000 there was a $2,000,000 balance on a line of credit included in Accounts Payable and other liabilities. This balance had been repaid in its entirety and a subsequent draw of $6,000,000 was outstanding at March 31, 2001.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 4. INVESTMENTS:

         The amortized costs of securities and their approximate fair values are as follows:

                                        March 31, 2001 (unaudited)                                December 31, 2000
                            --------------------------------------------------     ------------------------------------------------
                                             Gross       Gross                                    Gross        Gross
                             Amortized    Unrealized   Unrealized                  Amortized   Unrealized    Unrealized
                                Cost         Gains       Losses     Fair Value        Cost        Gains        Losses    Fair Value
                            -----------   ----------   ----------   ----------     ----------  ----------    ----------  ----------
Available-for-Sale
U.S. Government
  Federal Agencies           $8,207,163      87,332      16,800      8,277,695      7,155,043     21,103       111,213    7,064,933
State and Municipal
  Governments                 8,097,593     181,276      12,812      8,266,057      8,231,226     93,443        63,692    8,260,977
Corporate Securities            768,501      50,709          --        819,210        766,596     14,610            --      781,206
Mortgage-Backed
  Securities                  7,650,157     141,732      10,162      7,781,727      7,782,529     92,014        22,408    7,852,135
                            -----------     -------      ------     ----------     ----------    -------       -------   ----------

Total Available-for-Sale     24,723,414     461,049      39,774     25,144,689     23,935,394    221,170       197,313   23,959,251
                            -----------     -------      ------     ----------     ----------    -------       -------   ----------

Held-to-Maturity
State and Municipal
  Governments                   100,550       1,344          --        101,894        100,585        782            --      101,367
                            -----------     -------      ------     ----------     ----------    -------       -------   ----------

Total Held-to-Maturity          100,550       1,344          --        101,894        100,585        782            --      101,367
                            -----------     -------      ------     ----------     ----------    -------       -------   ----------

Total Investment
  Securities                $24,823,964     462,393      39,774     25,246,583     24,035,979    221,952       197,313   24,060,618
                            ===========     =======      ======     ==========     ==========    =======       =======   ==========

         The amortized cost and market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Held-to-Maturity                     Available-for-Sale
                                                         --------------------------          ------------------------------
                                                         Amortized            Fair            Amortized             Fair
                                                            Cost             Value              Cost                Value
                                                         ---------          -------          ----------          ----------
         Amounts maturing in:
              One year or less                            $     --               --              55,000              54,898
              After one year through five years                 --               --           2,809,051           2,789,882
              After five years through ten years                --               --           8,550,009           8,527,111
              After ten years                              100,585          101,367           4,738,805           4,735,225
              Mortgage-Backed Securities                        --               --           7,782,529           7,852,135
                                                          --------          -------          ----------          ----------
                                                          $100,585          101,367          23,935,394          23,959,251
                                                          ========          =======          ==========          ==========

         Accrued interest on investments at March 31, 2001 and December 31, 2000 was $283,701 and $263,890 respectively. During the year ended December 31, 2000 and the three months ended March 31, 2001 the bank received $2,623,324 and $4,541,397 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $2,619,159 and $4,533,677 resulting in a realized gain of $4,165 and $7,720 on sales and calls of securities, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 5. LOANS RECEIVABLE:

         Loans are summarized as follows:

                                                             March 31, 2001          December 31,
                                                              (unaudited)                 2000
                                                             --------------          ------------
                  Commercial                                  $ 40,523,382             39,832,227
                  Commercial Real Estate                           135,841                138,148
                  Residential Real Estate                        9,654,463             10,520,297
                  Installment                                   32,459,742             31,922,118
                  Consumer                                       2,544,610              2,645,665
                  Other                                            342,721                189,040
                                                              ------------           ------------
                                                                85,660,759             85,247,495
                  Allowance for Loan Losses                       (894,467)              (996,767)
                  Net Deferred Loan Origination Fees               (92,658)               (85,372)
                                                              ------------           ------------

                                                              $ 84,673,634             84,165,356
                                                              ============           ============

         An analysis of the change in the allowance for loan losses follows:

                                                             March 31, 2001          December 31,
                                                              (unaudited)                 2000
                                                             --------------          ------------
                  Balance at Beginning of Period              $    996,767                863,816
                  Provision for Loan Losses                         76,529                193,791
                  Loans Charged Off                               (186,125)               (64,635)
                  Recoveries on Loans                                7,296                  3,795
                                                              ------------           ------------

                  Balance at End of Period                    $    894,467                996,767
                                                              ============           ============

         A summary of loans by estimated maturity as of December 31, 2000 is as follows:

                  Maturity within one year                    $ 35,006,778
                  One to five years                             48,234,825
                  Over five years                                2,005,893
                                                              ------------

                                                              $ 85,247,496
                                                              ============

         Accrued interest receivable on loans at March 31, 2001 and December 31, 2000 was $481,837 and $476,151, respectively.

         At December 31, 2000, the total recorded investment in impaired loans amounted to $273,361. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2000, is $185,000. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss and is classified as substandard is $88,361. The amount of accrued interest is recognized prior to principal for any cash receipts on impaired loans. Interest income in the amount of $0 was recognized for cash receipts during 2000.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 6. EARNINGS PER SHARE:


                                                                      FOR THE PERIOD ENDED
                                    --------------------------------------------------------------------------------------

                                                     March 31,2001                              December 31,
                                                      (unaudited)                                    2000
                                    --------------------------------------------------------------------------------------

                                                   Weighted-Average                            Weighted-Average
                                       Income          Shares        Per-Share     Income            Shares       Per-Share
                                    (Numerator)     (Denominator)     Amount     (Numerator)      (Denominator)     Amount
                                    -----------     -------------    ---------   -----------      -------------   ---------
Net Income                             $227,851                --           --       873,955                 --          --

Basic EPS
  Income Available to
  Common Stockholders                   227,851           817,700          .28       873,955            811,266        1.08

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                    --            62,173           --            --             68,607          --
                                       --------           -------         ----       -------            -------        ----
Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options          $227,851           879,873          .26       873,955            879,873         .99
                                       ========           =======         ====       =======            =======        ====

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the first quarter of 2001. Total assets have grown $4.8 million or 4% since December 31, 2000.

Loans have increased $369 thousand or .4% since December 31, 2000. Investment securities have increased $1.2 million or 4.9% since December 31, 2000.

NONPERFORMING ASSETS AND RISK ELEMENTS. The bank had $88,000 in nonperforming assets at March 31, 2001. Diversification within the loan profile is an important means of reducing inherent lending risks. At March 31, 2001, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $88,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $0, leaving a balance classified as substandard of $88,000. The Bank also currently has $208,000 in other real estate owned.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried up to the fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.9 million as of March 31, 2001. In addition, loans and investment securities repricing or maturing in one year or less exceed $ 35 million at March 31, 2001. The Bank has approximately $5.6 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily, standby letters of credit, are approximately $0 at March 31, 2001. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $13 million with $8 million having been drawn as of March 31, 2001. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources, or results of operations.

Total equity capital at March 31, 2001, is $10.1 million or 8.2% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of March 31, 2001 for all regulatory agencies. The Bank's capital ratios as of March 31, 2001, are as follows:

                  Tier 1 capital                              9.66%

                  Tier 2 capital                                .9%

                  Total risk-based                           10.56%

RESULTS OF OPERATIONS

The Company had net income of $228,000 during the first quarter of 2001 compared to net income of $202,000 during the first quarter of 2000. Net interest income was up $38,000 or 4.3% during the first quarter of 2001 compared to 2000.

Interest income and interest expense both increased from 2000 to 2001 because of the increase in earning assets and deposits from March 2000 to March 2001. The growth in non-interest income for the period ending March 31, 2001 reflects the increase in deposits during 2000 and 2001.

The provision for loan losses was $77,000 in the first quarter of 2001 compared to $49,000 in the first quarter of 2000. The allowance for loan losses of $858,000 at March 31, 2001 (approximately 1% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

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



                                                    PCB BANCORP, INC.
                                         ---------------------------------------
                                                      (Registrant)



    5/9/01                               /s/ Phillip R. Carriger
--------------                           ---------------------------------------
(Date)                                   Phillip R. Carriger, Chairman and Chief
                                         Executive Officer
                                         (Principle Executive Officer)



    5/9/01                               /s/ Michael Christian
--------------                           ---------------------------------------
(Date)                                   Michael Christian, President