Form 10QSB
period 2001-06-30
PCB BANCORP INC
filed 2001-08-14
CIK 1016467

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


                  For the Quarterly Period Ended June 30, 2001

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

               Tennessee                                     62-1641671
---------------------------------------                ----------------------
     (State or other jurisdiction                         (I.R.S. Employer
          of incorporation)                            Identification Number)

300 Sunset Dr : Johnson City, Tennessee                        37604
---------------------------------------                ----------------------
(Address of Principal Executive Office)                      (Zip Code)


                                 (423) 915-2232
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


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

                        Yes [X]             No [ ]


                                     817,700
      ---------------------------------------------------------------------
      (Outstanding shares of the issuer's common stock as of June 30, 2000)

                  Transitional Small Business Disclosure Format

                        Yes [ ]             No [X]

                                PCB BANCORP, INC.

                                      INDEX

Number                                                                                   Page
------                                                                                   ----
PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets
                March 31, 20001 (Unaudited) and December 31, 2000                          2

            Consolidated Statements of Income
                Three Months ended March 31, 2000 and 2000 (Unaudited)                     3
                Nine Months ended March 31, 2000 and 2000 (Unaudited)                      3

            Consolidated Statement of Shareholders' Equity
                Three Months ended March 31, 2001 and 2000 (Unaudited)                     6

            Consolidated Statements of Cash Flows                                          7
                Three Months Ended March 31, 2001 and 2000 (Unaudited)
            Notes to Consolidated Financial Statements (Unaudited)                         9

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                 13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                             15

Item 2.     Changes in Securities                                                         15

Item 3.     Default Upon Senior Securities                                                15

Item 4.     Submission of Matters to a Vote of Security Holders                           15

                                PCB BANCORP, INC.

                              FINANCIAL STATEMENTS

                                      WITH

                           ACCOUNTANTS' REVIEW REPORT

                  For the Quarters Ended June 30, 2001 and 2000

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN  37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of June 30, 2001 and the related consolidated statement of changes in stockholders' equity for the six months ended June 30, 2001 and the consolidated statements of income for the three and six months ended June 30, 2001 and 2000 and consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Bank's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                             Blackburn, Childers & Steagall, PLC

July 18, 2001

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   June 30,          December 31
                                                                                     2001                2000
                                                                                 ------------        -----------
                                                                                  (unaudited)
                                                   ASSETS

Cash and Due from Banks                                                          $  3,772,967          4,289,021
Federal Funds Sold                                                                  9,317,000          2,383,000
Securities Held-to-Maturity                                                           100,532            100,585
Securities Available-for-Sale                                                      23,918,805         23,959,251
Loans Held for Sale                                                                   485,419            238,478
Loans Receivable, Net of Allowance for Loan
  Losses of $935,213 and $996,767, respectively                                    87,390,667         84,165,356
Interest Receivable                                                                   712,113            740,041
Premises and Equipment, Net of Accumulated
  Depreciation of $1,105,579 and $963,105, respectively                             2,784,184          2,909,997
Restricted Investments - Stock in Federal Home Loan Bank, Cost                        322,600            311,200
Other Assets                                                                          288,862            217,698
                                                                                 ------------        -----------

           Total Assets                                                          $129,093,149        119,314,627
                                                                                 ============        ===========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand Deposits                                                           $ 11,605,332         10,955,168
       Savings and NOW Deposits                                                    45,822,550         37,852,907
       Other Time Deposits                                                         53,883,801         57,509,109
    Interest Payable                                                                  347,563            496,047
    Dividends Payable                                                                  57,239             57,239
    Accounts Payable and Other Liabilities                                          7,057,307          2,760,876
                                                                                 ------------        -----------
           Total Liabilities                                                      118,773,792        109,631,346
                                                                                 ------------        -----------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value; 3,000,000 shares authorized; 817,700 and
       817,700 shares issued and outstanding
       at 6-30-01 and 12-31-00, respectively                                          817,700            817,700
    Additional Paid-in Capital                                                      7,367,500          7,367,500
    Retained Earnings                                                               1,932,673          1,483,766
    Accumulated Other Comprehensive Income                                            201,484             14,315
                                                                                 ------------        -----------
           Total Shareholder's Equity                                              10,319,357          9,683,281
                                                                                 ------------        -----------

           Total Liabilities and Shareholders' Equity                            $129,093,149        119,314,627
                                                                                 ============        ===========

              See Accompanying Notes and Accountants' Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 The Three Months Ended       The Six Months Ended
                                                                                ------------------------     -----------------------
                                                                                 June 30,      June 30,      June 30,      June 30,
                                                                                   2001          2000          2001          2000
                                                                                ----------     ---------     ---------     ---------
INTEREST INCOME:
    Interest on Loans                                                           $1,829,695     1,698,575     3,707,016     3,274,160
    Interest on Investments                                                        376,780       348,377       780,889       689,967
    Interest on Federal Funds Sold                                                  73,681        19,824       100,875        32,909
                                                                                ----------     ---------     ---------     ---------

    Total Interest Income                                                        2,280,156     2,066,776     4,588,780     3,997,036
                                                                                ----------     ---------     ---------     ---------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                                  26,579        24,870        53,398        46,849
    Interest on Money Market Accounts                                              180,771        54,517       348,408       106,984
    Interest on Passbook Accounts                                                  231,940       298,113       457,044       639,284
    Interest on Certificates of Deposit                                            880,056       697,783     1,786,943     1,251,452
    Interest on Other Borrowed Funds                                                71,924        82,406       133,402       160,802
                                                                                ----------     ---------     ---------     ---------
    Total Interest Expense                                                       1,391,270     1,157,689     2,779,195     2,205,371
                                                                                ----------     ---------     ---------     ---------

    Net Interest Income                                                            888,886       909,087     1,809,585     1,791,665
    Provision for Loan Losses                                                       52,379        51,767       128,908       101,132
                                                                                ----------     ---------     ---------     ---------

    Net Interest Income after Provision for Loan Losses                            836,507       857,320     1,680,677     1,690,533
                                                                                ----------     ---------     ---------     ---------

NON-INTEREST INCOME:
    Service Charges                                                                101,558       103,479       201,037       199,370
    Loan Origination Fees                                                          125,913        90,154       250,507       159,548
    Net Gains (Losses) from Sale of Loans                                               --           200            --         2,122
    Net Realized Gain on Sales and Calls of Securities                              47,039            --        54,759            --
    Miscellaneous                                                                    9,757           238        15,694         2,122
                                                                                ----------     ---------     ---------     ---------

    Total Non-Interest Income                                                      284,267       194,071       521,997       363,162
                                                                                ----------     ---------     ---------     ---------

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 The Three Months Ended       The Six Months Ended
                                                                                -----------------------    -------------------------
                                                                                 June 30,      June 30,     June 30,       June 30,
                                                                                  2001           2000         2001           2000
                                                                                ---------      --------    ----------      ---------
NON-INTEREST EXPENSE:
  Salaries                                                                      $ 385,200      353,496        750,866        698,384
  Payroll Taxes                                                                    29,278       25,375         61,294         56,695
  Employee Benefits                                                                35,120       36,233         70,428         76,116
  Occupancy Expense                                                                27,231       28,040         52,499         52,758
  Rental Expense                                                                   10,607        6,300         18,107         12,600
  Furniture and Equipment Expense                                                  10,144        4,237         15,475          9,528
  Computer Equipment Expense                                                       21,357       26,201         45,600         55,347
  Stationery, Supplies and Printing                                                19,476       22,435         39,995         47,571
  Postage, Express and Freight                                                     23,111       22,760         45,322         42,887
  Telephone Expense                                                                10,705       13,680         23,240         26,355
  Vehicle Expense                                                                   5,621        5,575         10,732         11,066
  Outside Services                                                                 18,346       33,035         64,364         57,105
  Teller Over and Short                                                              (541)         386           (459)            88
  Advertising and Promotion                                                        16,224       23,228         29,699         37,622
  Loan Collection Expense                                                             254        5,863          2,479         11,066
  Bank Security and Protection                                                      1,282          559          2,172            975
  FDIC Assessment                                                                   4,941        4,799         10,041          9,739
  Insurance                                                                        10,050        5,323         24,752         14,366
  Dues and Subscriptions                                                            3,246        3,526          8,581          9,399
  Franchise Tax Expense                                                             6,783        6,750         13,583         13,500
  Refunds and Reimbursements                                                        1,773        1,977          4,708          4,552
  Travel and Meetings                                                                 835          698          1,086          1,218
  Contributions                                                                     2,100        1,490          4,150          3,090
  Depreciation and Amortization                                                    73,098       74,600        143,832        147,519
  Directors' Fees                                                                  11,200        7,995         23,250         16,095
  Miscellaneous Expenses                                                           12,995       20,931         21,190         33,595
                                                                                ---------      -------     ----------      ---------

  Total Non-Interest Expenses                                                     740,436      735,492      1,486,986      1,449,236
                                                                                ---------      -------     ----------      ---------

  Income Before Taxes                                                             380,338      315,899        715,688        604,459
                                                                                ---------      -------     ----------      ---------

                                  (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               The Three Months Ended    The Six Months Ended
                                                                               ----------------------    --------------------
                                                                                June 30,     June 30,    June 30,    June 30,
                                                                                  2001         2000        2001        2000
                                                                               ---------     --------    --------    --------
Income Before Taxes (Brought Forward)                                           $380,338     315,899     715,688     604,459

INCOME TAX PROVISION:
Income Tax Expense                                                               122,671     128,247     230,170     214,617
                                                                                --------     -------     -------     -------

Net Income                                                                      $257,667     187,652     485,518     389,842
                                                                                ========     =======     =======     =======

Net Income per Share-Basic                                                      $    .32         .23         .59         .48
                                                                                ========     =======     =======     =======

Net Income per Share-Assuming Dilution                                          $    .29         .21         .55         .44
                                                                                ========     =======     =======     =======

              See Accompanying Notes and Accountants' Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                        Accumulated
                                                                             Additional                    Other
                                                                  Common      Paid-in       Retained   Comprehensive
                                                                   Stock      Capital       Earnings       Income         Total
                                                                 --------    ----------     ---------  -------------   ----------
Balances, January 1, 2000                                        $806,200     7,259,000       861,168     (435,280)     8,491,088


COMPREHENSIVE INCOME:
Net Income                                                             --            --       873,955           --        873,955
Other Comprehensive Income Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities Available-For-Sale, Net
        of Deferred Income Tax of $299,730                                                                 449,595        449,595
                                                                                                                       ----------
Total Comprehensive Income                                                                                              1,323,550
Stock Option Exercised                                             11,500       108,500            --           --        120,000
Cash Dividends                                                         --            --      (251,357)          --       (251,357)
                                                                 --------     ---------     ---------     --------     ----------

Balances, December 31, 2000                                      $817,700     7,367,500     1,483,766       14,315      9,683,281


COMPREHENSIVE INCOME:
    Net Income                                                         --            --       485,518           --        485,518
Other Comprehensive Income Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities Available-For-Sale, Net
        of Deferred Income Tax of $124,779                                                                 187,169        187,169
                                                                                                                       ----------
Total Comprehensive Income                                                                                                672,687

Prior Period Adjustments                                               --            --        77,867           --         77,867

Cash Dividends                                                         --            --      (114,478)          --       (114,478)
                                                                 --------     ---------     ---------     --------     ----------

Balances, June 30, 2001                                          $817,700     7,367,500     1,932,673      201,484     10,319,357
                                                                 ========     =========     =========     ========     ==========

             See Accompanying Notes and Accountants' Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            June 30, 2001       June 30, 2000
                                                                                            -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                               $   485,518             389,842
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation Expense                                                                     143,832             147,519
        Loss on Sale of Assets                                                                       182                  --
        Provision for Loan Losses                                                                128,908             101,132
    Discount Accretion Net of Premium Amortization                                               (63,828)            (33,518)
    Origination of Mortgage Loans Held for Sale                                               (7,246,366)                 --
    Proceeds from Mortgage Loans Sold                                                          6,999,425                  --
    Net Realized (Gains) Losses on Sales and Calls of Securities                                 (54,759)                 --
    Deferred Income Tax                                                                          (67,399)            (27,711)
    (Increase) Decrease in Assets:
        Interest Receivable                                                                       27,928             (36,721)
        Other Assets                                                                             (71,164)           (149,107)
    Increase (Decrease) in Liabilities:
        Interest Payable                                                                        (148,484)             96,126
        Other Liabilities                                                                      4,296,431          (1,860,770)
                                                                                             -----------         -----------
    Net Cash Provided (Used) by Operating Activities                                           4,430,224          (1,373,208)
                                                                                             -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                             (6,934,000)         (2,036,000)
    Purchases of Available-for-Sale Securities                                                (8,411,045)           (472,500)
    Proceeds from Maturities and Calls of Available-For-Sale Securities                        7,832,439              54,900
    Principal Payments Received on Mortgage Back Securities                                    1,070,127             438,671
    Purchases of Restricted Investments                                                          (11,400)            (24,500)
    Purchases of Premises and Equipment                                                          (18,401)            (47,817)
    Proceeds from Sale of Assets                                                                     200                  --
    Net (Increase) in Loans Receivable                                                        (3,354,219)         (8,966,830)
                                                                                             -----------         -----------
    Net Cash Used for Investing Activities                                                    (9,826,299)        (11,054,076)
                                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                                              (114,478)            (96,954)
    Stock Option Exercised                                                                            --              40,000
    Net Increase in Deposits                                                                   4,994,499          11,784,712
                                                                                             -----------         -----------
    Net Cash Provided by Financing Activities                                                  4,880,021          11,727,758
                                                                                             -----------         -----------

    Decrease in Cash and Cash Equivalents                                                       (516,054)           (699,526)

                                  (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            June 30, 2001     June 30, 2000
                                                                                            -------------     -------------
Decrease in Cash and Cash Equivalents                                                          (516,054)         (699,526)
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Period                                                4,289,021         6,049,616
                                                                                             ----------         ---------

Cash and Cash Equivalents, End of Period                                                     $3,772,967         5,350,090
                                                                                             ==========         =========

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest                                                     $2,927,679         2,109,245
                                                                                             ==========         =========

Cash Paid during the Period for Income Taxes                                                 $  299,707           246,503
                                                                                             ==========         =========

             See Accompanying Notes and Accountants' Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2. ACCOUNTS PAYABLE AND OTHER LIABILITIES:

At December 31, 2000 there was a $2,000,000 balance on a line of credit included in accounts payable and other liabilities. This balance had been repaid in its entirety and a subsequent draw of $6,000,000 was outstanding at June 30, 2001.

NOTE 3. PRIOR PERIOD ADJUSTMENTS:

The Company received a refund of income taxes expensed in prior year. The Company had also previously made an estimated Federal income tax payment which had not been properly posted. This payment was applied to the current quarter's estimated tax payment.

The prior period adjustments at June 30, 2001, were as follows:

Refund from 1999 Amended Federal tax return                             $22,077
Estimated Federal tax payment not properly posted                        55,790
                                                                        -------
                                                                        $77,867
                                                                        =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                         June 30, 2001 (unaudited)                                December 31, 2000
                             -------------------------------------------------     -------------------------------------------------
                                              Gross      Gross                                    Gross       Gross
                              Amortized    Unrealized  Unrealized                  Amortized    Unrealized  Unrealized
                                Cost          Gains      Losses     Fair Value        Cost         Gains      Losses      Fair Value
                             -----------   ----------  ----------   ----------     ----------   ----------  ----------    ----------
Available-for-Sale
U.S. Government
  Federal Agencies            $8,458,085      74,859      8,089      8,524,855      7,155,043      21,103     111,213      7,064,933
State and Municipal
  Governments                  8,138,438     171,307     18,614      8,291,131      8,231,226      93,443      63,692      8,260,977
Corporate Securities                  --          --         --             --        766,596      14,610          --        781,206
Mortgage-Backed
  Securities                   6,986,475     132,150     15,806      7,102,819      7,782,529      92,014      22,408      7,852,135
                             -----------     -------     ------     ----------     ----------     -------     -------     ----------

Total Available-for-Sale      23,582,998     378,316     42,509     23,918,805     23,935,394     221,170     197,313     23,959,251
                             -----------     -------     ------     ----------     ----------     -------     -------     ----------

Held-to-Maturity
State and Municipal
  Governments                    100,532       1,000         --        101,532        100,585         782          --        101,367
                             -----------     -------     ------     ----------     ----------     -------     -------     ----------

Total Held-to-Maturity           100,532       1,000         --        101,532        100,585         782          --        101,367
                             -----------     -------     ------     ----------     ----------     -------     -------     ----------

Total Investment
  Securities                 $23,683,530     379,316     42,509     24,020,337     24,035,979     221,952     197,313     24,060,618
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

                                                                      Held-to-Maturity             Available-for-Sale
                                                                  ------------------------     -------------------------
                                                                  Amortized        Fair        Amortized         Fair
                                                                     Cost         Value           Cost          Value
                                                                  ---------     ----------     ----------     ----------
Amounts maturing in:
     One year or less                                              $     --             --         55,000         54,898
     After one year through five years                                   --             --      2,809,051      2,789,882
     After five years through ten years                                  --             --      8,550,009      8,527,111
     After ten years                                                100,585        101,367      4,738,805      4,735,225
     Mortgage-Backed Securities                                          --             --      7,782,529      7,852,135
                                                                   --------     ----------     ----------     ----------
                                                                   $100,585        101,367     23,935,394     23,959,251
                                                                   ========     ==========     ==========     ==========

Accrued interest on investments at June 30, 2001 and December 31, 2000 was $242,590 and $263,890 respectively. During the year ended December 31, 2000 and the six months ended June 30, 2001 the bank received $2,623,324 and $7,832,439 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $2,619,159 and $7,777,680 resulting in a realized gain of $4,165 and $54,759 on sales and calls of securities, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS RECEIVABLE:

Loans are summarized as follows:

                                                                               June 30, 2001       December 31,
                                                                                (unaudited)            2000
                                                                               -------------       ------------
         Commercial                                                             $41,477,365         39,832,227
         Commercial Real Estate                                                     133,569            138,148
         Residential Real Estate                                                  9,692,024         10,520,297
         Installment                                                             34,106,654         31,922,118
         Consumer                                                                 2,743,797          2,645,665
         Other                                                                      277,689            189,040
                                                                                -----------         ----------
                                                                                 88,431,098         85,247,495
         Allowance for Loan Losses                                                 (935,213)          (996,767)
         Net Deferred Loan Origination Fees                                        (105,218)           (85,372)
                                                                                -----------         ----------

                                                                                $87,390,667         84,165,356
                                                                                ===========         ==========

An analysis of the change in the allowance for loan losses follows:

                                                                              June 30, 2001        December 31,
                                                                               (unaudited)             2000
                                                                              -------------        ------------
Balance at Beginning of Period                                                  $996,767              863,816
Provision for Loan Losses                                                        128,908              193,791
Loans Charged Off                                                               (197,410)             (64,635)
Recoveries on Loans                                                                6,948                3,795
                                                                                --------              -------

Balance at End of Period                                                        $935,213              996,767
                                                                                ========              =======


A summary of loans by estimated maturity as of December 31, 2000 is as follows:

         Maturity within one year                                               $35,006,778
         One to five years                                                       48,234,825
         Over five years                                                          2,005,893
                                                                                -----------

                                                                                $85,247,496
                                                                                ===========

Accrued interest receivable on loans at June 30, 2001 and December 31, 2000 was $469,523 and $476,151, respectively.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EARNINGS PER SHARE:

                                                                               FOR THE PERIOD ENDED
                                            ----------------------------------------------------------------------------------------
                                                            June 30 ,2001                                  June 30, 2000
                                                             (unaudited)                                    (unaudited)
                                            --------------------------------------------      --------------------------------------

                                                          Weighted-Average                                Weighted-Average
                                               Income         Shares          Per-Share         Income         Shares      Per-Share
                                            (Numerator)    (Denominator)       Amount         (Numerator)   (Denominator)   Amount
                                            -----------    -------------     -----------      -----------   -------------  ---------
Net Income                                    $485,518             --                 --        389,842             --         --

Basic EPS
  Income Available to
  Common Stockholders                          485,518        817,700                .59        389,842        809,180        .48

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock Method)                 --         62,173                 --             --         70,000         --
                                              --------        -------        -----------        -------        -------        ---

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options                 $485,518        879,873                .55        389,842        879,180        .44
                                              ========        =======        ===========        =======        =======        ===

FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the second quarter of 2001. Total assets have grown $9.78 million or 8.2% since December 31, 2000.

Loans have increased $3.2 million or 3.8% since December 31, 2000. Investment securities have decreased slightly by $40 thousand or .17% since December 31, 2000.

NONPERFORMING ASSETS AND RISK ELEMENTS. The bank had $88,000 in nonperforming assets at June 30, 2001. Diversification within the loan profile is an important means of reducing inherent lending risks. At June 30, 2001, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $88,000. The Bank has related allowance for loan losses totaling $73,000, from a balance of loans classified as substandard of $365,000. The Bank also currently has $179,000 in other real estate owned.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $13.1 million as of June 30, 2001. In addition, loans and investment securities repricing or maturing in one year or less exceed $45 million at June 30, 2001. The Bank has approximately $5.9 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily, standby letters of credit, are approximately $2.3 million at June 30, 2001. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $13 million with $8 million having been drawn as of June 30, 2001. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources, or results of operations.

Total equity capital of the Company at June 30, 2001 is $10.3 million or 8% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of June 30, 2001 for all regulatory agencies. The Bank's capital ratios as of June 30, 2001 are as follows:

                  Tier 1 capital                      7.87%

                  Tier 2 capital                       .74%

                  Total risk-based                   11.25%

RESULTS OF OPERATIONS

The company had net income of $257,667 during the second quarter of 2001 compared to the net income of $187,652 during the second quarter of 2000. Although Net interest income was down $20,000 or 2.2%, total non-interest income was up $90,000 or 46.5%.

Interest income and interest expense both increased from 2000 to 2001 because of the increase in earning assets and deposits from June 2000 to June 2001. The growth in non-interest income for the period ending June 30, 2001 reflects the increase in deposits during 2000 and 2001.

The provision for loan losses was $52,000 in the second quarter of 2001 similar to the $52,000 in the second quarter in 2000. The allowance for loan losses of $935,000 at June 30, 2001 (approximately 1.06% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

The Company received a refund of income taxes of $22,000 expensed in a prior year. The Company also had an overpayment of $58,000 in estimated Federal income tax in a prior year which had not been previously recorded.

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

                                          PCB BANCORP, INC.
                      ---------------------------------------------------------
                                            (Registrant)


8/13/2001                              /s/ Phillip R. Carriger
---------             ---------------------------------------------------------
(Date)                Phillip R. Carriger, Chairman and Chief Executive Officer
                      (Principle Executive Officer)


8/13/2001                              /s/ Michael Christian
---------             ---------------------------------------------------------
(Date)                Michael Christian, President