Form 10QSB
period 2001-09-30
PCB BANCORP INC
filed 2001-11-14
CIK 1016467

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


                For the Quarterly Period Ended September 30, 2001

                           Commission File No. 33-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


               Tennessee                                    62-1641671
---------------------------------------           ------------------------------
     (State or other jurisdiction                        (I.R.S. Employer
           of incorporation)                          Identification Number)


300 Sunset Dr : Johnson City, Tennessee                       37604
---------------------------------------           ------------------------------
(Address of Principal Executive Office)                     (Zip Code)


                                 (423) 915-2232
--------------------------------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:
                                      None
                       ----------------------------------

Indicate by the check mark whether the Issuer: (1) has filed all reports required by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]             No [ ]


                                     817,700
                       ----------------------------------
   (Outstanding shares of the issuer's common stock as of September 30, 2000)

                  Transitional Small Business Disclosure Format

                          Yes [ ]             No [X]

                                PCB BANCORP, INC.

                                      INDEX

Number                                                                      Page
------                                                                      ----

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
             September 30, 20001 (Unaudited) and December 31, 2000           2

           Consolidated Statements of Income
             Three Months ended September 30, 2000 and 2000 (Unaudited)      3
             Nine Months ended September 30, 2000 and 2000 (Unaudited)       3

           Consolidated Statement of Shareholders' Equity
             Three Months ended September 30, 2001 and 2000 (Unaudited)      6

           Consolidated Statements of Cash Flows
             Three Months Ended September 30, 2001 and 2000 (Unaudited)      7

           Notes to Consolidated Financial Statements (Unaudited)            9

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      13


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 2.    Changes in Securities                                            15

Item 3.    Default Upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders              15

                                PCB BANCORP, INC.

                              FINANCIAL STATEMENTS

                                      WITH

                           ACCOUNTANTS' REVIEW REPORT



               For the Quarters Ended September 30, 2001 and 2000

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN  37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of September 30, 2001 and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2001 and the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 and consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Bank's management.

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



                                             Blackburn, Childers & Steagall, PLC


October 19, 2001

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 September 30,     December 31,
                                                                                     2001              2000
                                                                                 ------------      ------------
                                                                                 (unaudited)
                                             ASSETS

Cash and Due from Banks                                                          $  5,090,475       4,289,021
Federal Funds Sold                                                                  5,869,000       2,383,000
Securities Held-to-Maturity                                                           100,532         100,585
Securities Available-for-Sale                                                      22,554,872      23,959,251
Loans Held for Sale                                                                   557,576         238,478
Loans Receivable, Net of Allowance for Loan
  Losses of $1,009,090 and $996,767, respectively                                  86,664,246      84,165,356
Interest Receivable                                                                   710,497         740,041
Premises and Equipment, Net of Accumulated
  Depreciation of $1,169,770 and $963,105, respectively                             2,718,115       2,909,997
Restricted Investments - Stock in Federal Home Loan Bank, Cost                        334,100         311,200
Other Assets                                                                          567,351         217,698
                                                                                 ------------     -----------
                       Total Assets                                              $125,166,764     119,314,627
                                                                                 ============     ===========


                              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
       Deposits:
              Demand Deposits                                                    $ 11,936,830      10,955,168
              Savings and NOW Deposits                                             62,870,654      37,852,907
              Other Time Deposits                                                  32,550,214      57,509,109
       Interest Payable                                                               241,871         496,047
       Dividends Payable                                                               57,239          57,239
       Accounts Payable and Other Liabilities                                       6,907,142       2,760,876
                                                                                 ------------     -----------
                       Total Liabilities                                          114,563,950     109,631,346
                                                                                 ------------     -----------

SHAREHOLDERS' EQUITY:
       Common Stock - $1 par value; 3,000,000 shares authorized; 817,700 and
          817,700 shares issued and outstanding
          at 9-30-01 and 12-31-00, respectively                                       817,700         817,700
       Additional Paid-in Capital                                                   7,367,500       7,367,500
       Retained Earnings                                                            2,115,824       1,483,766
       Accumulated Other Comprehensive Income                                         301,790          14,315
                                                                                 ------------     -----------
                       Total Shareholder's Equity                                  10,602,814       9,683,281
                                                                                 ------------     -----------

                       Total Liabilities and Shareholders' Equity                $125,166,764     119,314,627
                                                                                 ============     ===========


              See Accompanying Notes and Accountants' Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                   The Three Months Ended           The Nine Months Ended
                                                               ------------------------------   -----------------------------
                                                                September 30,   September 30,   September 30,   September 30,
                                                                    2001            2000            2001            2000
                                                                -------------   -------------   -------------   -------------
INTEREST INCOME:
       Interest on Loans                                         $1,792,747       1,844,026       5,499,763       5,118,186
       Interest on Investments                                      479,667         336,417       1,127,489       1,026,383
       Interest on Federal Funds Sold                                58,888          81,922         159,763         114,831
                                                                 ----------       ---------       ---------       ---------

       Total Interest Income                                      2,331,302       2,262,365       6,787,015       6,259,400
                                                                 ----------       ---------       ---------       ---------

INTEREST EXPENSE:
       Interest on Interest Bearing Checking Accounts                25,153          24,647          78,551          71,496
       Interest on Money Market Accounts                            282,089         154,145         630,497         261,129
       Interest on Passbook Accounts                                237,159         254,720         694,203         894,004
       Interest on Certificates of Deposit                          552,039         938,935       2,338,982       2,190,387
       Interest on Other Borrowed Funds                             107,437           1,135         240,839         161,936
                                                                 ----------       ---------       ---------       ---------

       Total Interest Expense                                     1,203,877       1,373,582       3,983,072       3,578,952
                                                                 ----------       ---------       ---------       ---------

       Net Interest Income                                        1,127,425         888,783       2,803,943       2,680,448
       Provision for Loan Losses                                     96,100          45,279         225,008         146,411
                                                                 ----------       ---------       ---------       ---------

       Net Interest Income after Provision for Loan Losses        1,031,325         843,504       2,578,935       2,534,037
                                                                 ----------       ---------       ---------       ---------

NON-INTEREST INCOME:
       Service Charges                                              103,278          92,525         304,315         291,895
       Loan Origination Fees                                        153,619          87,108         404,126         246,656
       Net Gains (Losses) from Sale of Loans                             --             206              --           2,328
       Net Realized Gain on Sales and Calls of Securities            27,587           4,165          82,346           4,165
       Miscellaneous                                                  6,260             451          21,953           2,573
                                                                 ----------       ---------       ---------       ---------

       Total Non-Interest Income                                    290,744         184,455         812,740         547,617
                                                                 ----------       ---------       ---------       ---------

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                The Three Months Ended           The Nine Months Ended
                                             ----------------------------   ------------------------------
                                             September 30,  September 30,   September 30,    September 30,
                                                 2001           2000            2001              2000
                                             ------------   -------------   -------------    -------------
NON-INTEREST EXPENSE:
       Salaries                                 380,976        357,965        1,131,843        1,056,349
       Payroll Taxes                             29,349         26,298           90,643           82,993
       Employee Benefits                         38,927         33,423          109,355          109,539
       Occupancy Expense                         32,447         23,693           84,945           76,451
       Rental Expense                             5,593          6,300           23,700           18,900
       Furniture and Equipment Expense            8,344          5,661           23,818           15,189
       Computer Equipment Expense                27,412         22,880           73,012           78,227
       Stationery, Supplies and Printing         22,684         19,208           62,679           66,779
       Postage, Express and Freight              23,350         22,780           68,672           65,668
       Telephone Expense                         12,551         10,944           35,791           37,299
       Vehicle Expense                            5,078          5,430           15,811           16,496
       Outside Services                          25,047         24,402           89,410           81,508
       Teller Over and Short                        148            487             (310)             575
       Advertising and Promotion                 14,749         18,921           44,448           56,543
       Loan Collection Expense                    6,663          4,594            9,141           15,660
       Bank Security and Protection               1,235          1,389            3,407            2,364
       FDIC Assessment                            4,917          4,456           14,958           14,195
       Insurance                                 10,564         11,993           35,316           26,358
       Dues and Subscriptions                     5,876          5,460           14,457           14,860
       Franchise Tax Expense                      6,960          9,200           20,543           22,700
       Refunds and Reimbursements                 3,380          2,245            8,088            6,796
       Travel and Meetings                         (504)         1,285              582            2,503
       Contributions                              2,140          1,290            6,290            4,380
       Depreciation and Amortization             72,075         74,739          215,908          222,258
       Directors' Fees                           12,000          8,340           35,250           24,435
       Miscellaneous Expenses                    17,570         15,624           38,760           49,219
                                               --------        -------       ----------        ---------
       Total Non-Interest Expenses              769,531        719,007        2,256,517        2,168,244
                                               --------        -------       ----------        ---------

       Income Before Taxes                      552,538        308,952        1,135,158          913,410

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 The Three Months Ended           The Nine Months Ended
                                             ------------------------------  -------------------------------
                                             September 30,    September 30,  September 30,     September 30,
                                                 2001             2000           2001              2000
                                             -------------    -------------  -------------     -------------
Income Before Taxes (Brought Forward)              552,538       308,952        1,135,158          913,410

INCOME TAX PROVISION:
   Income Tax Expense                              101,213        56,863          331,383          271,479
                                             -------------       -------       ----------       ----------

   Net Income                                $     451,325       252,089          803,775          641,931
                                             =============       =======       ==========       ==========

   Net Income per Share-Basic                $         .55           .31              .98              .79
                                             =============       =======       ==========       ==========

   Net Income per Share-Assuming Dilution    $         .51           .29              .91              .74
                                             =============       =======       ==========       ==========


             See Accompanying Notes and Accountants' Review Report.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                         Accumulated
                                                             Additional                     Other
                                                Common        Paid-in       Retained    Comprehensive
                                                Stock         Capital       Earnings        Income          Total
                                              ----------     ----------    ----------   --------------   -----------

Balances, January 1, 2000                     $  806,200     7,259,000        861,168      (435,280)       8,491,088


COMPREHENSIVE INCOME:
Net Income                                            --            --        873,955            --          873,955
Other Comprehensive Income
       Net of Tax:
            Change In Unrealized
                Gain (Loss) on Securities
                Available-For-Sale, Net
                of Deferred Income Tax
                of $299,730                                                                 449,595          449,595
                                                                                                         -----------
Total Comprehensive Income                                                                                 1,323,550
Stock Option Exercised                            11,500       108,500             --            --          120,000
Cash Dividends                                        --            --       (251,357)           --         (251,357)
                                              ----------     ---------     ----------      --------      -----------

Balances, December 31, 2000                   $  817,700     7,367,500      1,483,766        14,315        9,683,281


COMPREHENSIVE INCOME:
Net Income                                            --            --        803,775            --          803,775
Other Comprehensive Income
       Net of Tax:
            Change in Unrealized
                Gain (Loss) on Securities
                Available-For-Sale, Net
                of Deferred Income Tax
                of $191,650                                                                 287,475          287,475
                                                                                                         -----------
Total Comprehensive Income                                                                                 1,091,250


Cash Dividends                                        --            --       (171,717)           --         (171,717)
                                              ----------     ---------     ----------      --------      -----------

Balances, September 30, 2001                  $  817,700     7,367,500      2,115,824       301,790       10,602,814
                                              ==========     =========     ==========      ========      ===========


              See Accompanying Notes and Accountants' Review Report

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           September 30, 2001   September 30, 2000
                                                                           ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                  $    803,775            641,931
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation Expense                                                         215,908            222,258
      Loss on Sale of Assets                                                           137                 --
      Provision for Loan Losses                                                    225,008            146,411
      Non-cash Tax Adjustment                                                      (77,867)                --
    Discount Accretion Net of Premium Amortization                                 (86,911)           (52,814)
    Origination of Mortgage Loans Held for Sale                                (12,420,116)                --
    Proceeds from Mortgage Loans Sold                                           12,101,018                 --
    Net Realized (Gains) Loss on Sales and Calls of Securities                     (82,346)            (4,165)
    Deferred Income Tax                                                            (91,955)            40,041
    (Increase) Decrease in Assets:
      Interest Receivable                                                           29,544           (120,233)
      Other Assets                                                                (349,653)          (118,314)
    Increase (Decrease) in Liabilities:
      Interest Payable                                                            (254,176)           103,748
      Other Liabilities                                                          4,146,266         (2,006,620)
                                                                              ------------        -----------
    Net Cash Provided (Used) by Operating Activities                             4,158,632         (1,147,757)
                                                                              ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                               (3,486,000)        (2,827,000)
    Purchases of Available-for-Sale Securities                                 (10,315,286)        (1,336,635)
    Proceeds from Maturities and Calls of Available-For-Sale Securities         10,873,824            532,400
    Principal Payments Received on Mortgage Back Securities                      1,472,447            608,457
    Purchases of Restricted Investments                                            (22,900)           (30,000)
    Purchases of Premises and Equipment                                            (24,407)           (51,808)
    Proceeds from Sale of Assets                                                       245                 --
    Net (Increase) in Loans Receivable                                          (2,723,898)       (12,997,958)
                                                                              ------------        -----------
    Net Cash Used for Investing Activities                                      (4,225,975)       (16,102,544)
                                                                              ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                                (171,717)          (145,536)
    Stock Options Exercised                                                             --             40,000
    Net Increase in Deposits                                                     1,040,514         15,200,203
                                                                              ------------        -----------
    Net Cash Provided by Financing Activities                                      868,797         15,094,667
                                                                              ------------        -----------

    Increase (Decrease) in Cash and Cash Equivalents                               801,454         (2,155,634)

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   September 30, 2001   September 30, 2000
                                                   ------------------   ------------------
Increase (Decrease) in Cash and Cash Equivalents          801,454           (2,155,634)
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year            4,289,021            6,049,616
                                                       ----------           ----------


Cash and Cash Equivalents, End of Period               $5,090,475            3,893,982
                                                       ==========           ==========


SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest               $4,202,800            3,475,204
                                                       ==========           ==========

Cash Paid during the Period for Income Taxes           $  386,177              323,223
                                                       ==========           ==========

             See Accompanying Notes and Accountant's Review Report.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


NOTE 2.  ACCOUNTS PAYABLE AND OTHER LIABILITIES:

At December 31, 2000 there was a $2,000,000 balance on a line of credit included in accounts payable and other liabilities. This balance had been repaid in its entirety and a subsequent draw of $6,000,000 was outstanding at September 30, 2001.


NOTE 3.  PRIOR PERIOD:

During the quarter ended June 30, 2001, the Company received a refund of income taxes expensed in prior year. The Company had also previously made an estimated Federal income tax payment which had not been properly posted. This payment has been applied to the current year's estimated tax payment. These items were reported as a prior period adjustment during the quarter ended June 30, 2001. It has subsequently been determined that these items should have been treated as a change in accounting estimate and therefore have been reclassified to current tax expense.


      Refund from 1999 Amended Federal Tax Return              $22,077
      Estimates Federal tax payment not properly posted         55,790
                                                               -------
      Total Non-cash Tax Adjustment                            $77,867
                                                               =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                      September 30, 2001 (unaudited)                           December 31, 2000
                           --------------------------------------------------    ------------------------------------------------
                                           Gross        Gross                                   Gross       Gross
                           Amortized     Unrealized   Unrealized                 Amortized   Unrealized   Unrealized
                             Cost          Gains        Losses     Fair Value       Cost        Gains       Losses     Fair Value
                          -----------   -----------   ----------   ----------    ----------  ----------   ----------   ----------
Available-for-Sale
U.S. Government
  Federal Agencies        $ 6,917,464      43,161       27,271      6,933,354     7,155,043     21,103     111,213      7,064,933
State and Municipal
  Governments               8,566,609     286,042           --      8,852,651     8,231,226     93,443      63,692      8,260,977
Corporate Securities               --          --           --             --       766,596     14,610          --        781,206
Mortgage-Backed
  Securities                6,567,815     201,052           --      6,768,867     7,782,529     92,014      22,408      7,852,135
                          -----------     -------       ------     ----------    ----------    -------     -------     ----------

Total Available-for-Sale   22,051,888     530,255       27,271     22,554,872    23,935,394    221,170     197,313     23,959,251
                          -----------     -------       ------     ----------    ----------    -------     -------     ----------

Held-to-Maturity
State and Municipal
  Governments                 100,532       1,666           --        102,198       100,585        782          --        101,367
                          -----------     -------       ------     ----------    ----------    -------     -------     ----------

Total Held-to-Maturity        100,532       1,666           --        102,198       100,585        782          --        101,367
                          -----------     -------       ------     ----------    ----------    -------     -------     ----------

Total Investment
  Securities              $22,152,420     531,921       27,271     22,657,070    24,035,979    221,952     197,313     24,060,618
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

                                                    Held-to-Maturity            Available-for-Sale
                                                 -----------------------     -------------------------
                                                 Amortized      Fair         Amortized         Fair
                                                   Cost         Value           Cost           Value
                                                 ---------    ----------     ----------     ----------
Amounts maturing in:
          One year or less                       $     --             --         55,000         54,898
          After one year through five years            --             --      2,809,051      2,789,882
          After five years through ten years           --             --      8,550,009      8,527,111
          After ten years                         100,585        101,367      4,738,805      4,735,225
          Mortgage-Backed Securities                   --             --      7,782,529      7,852,135
                                                 --------     ----------     ----------     ----------
                                                 $100,585        101,367     23,935,394     23,959,251
                                                 ========     ==========     ==========     ==========

Accrued interest on investments at September 30, 2001 and December 31, 2000 was $275,564 and $263,890 respectively. During the year ended December 31, 2000 and the nine months ended September 30, 2001 the bank received $2,623,324 and $10,873,824 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $2,619,159 and $10,791,478 resulting in a realized gain of $4,165 and $82,346 on sales and calls of securities, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS RECEIVABLE:

Loans are summarized as follows:


                                      September 30, 2001     December 31,
                                         (unaudited)             2000
                                      ------------------     ------------
Commercial                               $ 40,549,704         39,832,227
Commercial Real Estate                             --            138,148
Residential Real Estate                     9,303,880         10,520,297
Installment                                35,292,875         31,922,118
Consumer                                    2,495,684          2,645,665
Other                                         144,150            189,040
                                         ------------        -----------
                                           87,786,293         85,247,495
Allowance for Loan Losses                  (1,009,090)          (996,767)
Net Deferred Loan Origination Fees           (112,957)           (85,372)
                                         ------------        -----------

                                         $ 86,664,246         84,165,356
                                         ============        ===========

An analysis of the change in the allowance for loan losses follows:

                                  September 30, 2001  December 31,
                                     (unaudited)          2000
                                  ------------------  ------------
Balance at Beginning of Period       $   996,767         863,816
Provision for Loan Losses                225,008         193,791
Loans Charged Off                       (219,723)        (64,635)
Recoveries on Loans                        7,038           3,795
                                     -----------        --------

Balance at End of Period             $ 1,009,090         996,767
                                     ===========        ========

A summary of loans by estimated maturity as of December 31, 2000 is as follows:

Maturity within one year       $35,006,778
One to five years               48,234,825
Over five years                  2,005,893
                               -----------

                               $85,247,496

Accrued interest receivable on loans at September 30, 2001 and December 31, 2000 was $434,933 and $476,151, respectively.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  EARNINGS PER SHARE:

                                                                         FOR THE PERIOD ENDED
                                      -----------------------------------------------------------------------------------------
                                                    September 30, 2001                            September 30, 2000
                                                       (unaudited)                                    (unaudited)
                                      -------------------------------------------    ------------------------------------------
                                                    Weighted-Average                               Weighted-Average
                                        Income           Shares         Per-Share       Income          Shares        Per-Share
                                      (Numerator)     (Denominator)      Amount      (Numerator)     (Denominator)      Amount
                                      -----------   ----------------    ---------    -----------   -----------------  ---------

Net Income                             $803,775               --           --          641,931               --           --

Basic EPS
  Income Available to
  Common Stockholders                   803,775          817,700          .98          641,931          809,355          .79

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                    --           62,173           --               --           57,828           --
                                       --------          -------          ---          -------          -------          ---

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options          $803,775          879,873          .91          641,931          867,183          .74
                                       ========          =======          ===          =======          =======          ===

                               Financial Condition

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the third quarter of 2001. Total assets have grown $5.85 million or 4.9% since December 31, 2000.

Loans have increased $2.5 million or 3.0% since December 31, 2000. Investment securities have decreased $1.4 million or 5.86% since December 31, 2000.

NONPERFORMING ASSETS AND RISK ELEMENTS. The bank had $88,000 in nonperforming assets at September 30, 2001. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2001, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $88,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $0, leaving a balance classified as substandard of $88,000. The Bank also currently has $469,000 in other real estate owned.

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

                         Liquidity and Capital Resources

Liquidity is adequate with cash and due from banks of $5.1 million as of September 30, 2001. In addition, loans and investment securities repricing or maturing in one year or less exceed $30 million at September 30, 2001. The Bank has approximately $6.3 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $2.3 at September 30, 2001. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $14.6 million with $8.3 million having been drawn as of September 30, 2001. With the exception of unfunded loan commitments, there are no know trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources, or results of operations.

Total equity capital of the Company at September 30, 2001 is $10.6 million or 8.5% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of September 30, 2001 for all regulatory agencies. The Bank's capital ratios as of September 30, 2001 are as follows:

                Tier 1 capital             8.13%

                Tier 2 capital              .80%

                Total risk-based          11.54%

RESULTS OF OPERATIONS

The company had net income of $451,325 during the third quarter of 2001 compared to the net income of $252,089 during the third quarter of 2000. Net interest income increased $239,000 or 26.9%, and total non-interest income was up $106,300 or 57.6%.

Interest income increased while interest expense decreased from the Third Quarter in 2000 to the Third Quarter in 2001 because of the increase in earning assets and a reduction in high interest deposits the Bank experienced from September 2000 to September 2001. Our Cost/Yield Spread improved over 50 basis points in the third quarter of 2001 alone. The growth in non-interest income for the period ending September 30, 2001 reflects the increase in deposits and realized gains on securities during 2000 and 2001.

The provision for loan losses was $96,000 in the third quarter of 2001 doubling from the $45,000 in the third quarter in 2000. The allowance for loan losses of $1,009,000 at September 30, 2001 (approximately 1.15% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

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

                                          PCB BANCORP, INC.
                      ---------------------------------------------------------
                                            (Registrant)


11/13/2001                             /s/ Phillip R. Carriger
----------            ---------------------------------------------------------
(Date)                Phillip R. Carriger, Chairman and Chief Executive Officer
                      (Principle Executive Officer)


11/13/2001                             /s/ Michael Christian
----------            ---------------------------------------------------------
(Date)                Michael Christian, President