Form 10KSB40
period 2001-12-31
PCB BANCORP INC
filed 2002-04-01
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

                          Commission File No. 333-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


               Tennessee                                 62-1641671
     (State or other jurisdiction                    (I.R.S. Employer
            of incorporation)                     Identification Number)

300 Sunset Dr.: Johnson City, Tennessee                    37604
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

      State issuer's revenues for its most recent fiscal year:
                                                        $ 9,800,803

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference the price at which the stock was sold as of March 15, 2002, is $12,916,020 for 645,801 shares, at an estimated $20.00 per share.

                                     827,500
     (Outstanding shares of the issuer's common stock as of March 15, 2002)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         PCB Bancorp, Inc. (the "Company" or "PCB") is a registered bank holding company which was incorporated under Tennessee law in May 1996. The Company's activities are conducted through its wholly-owned subsidiary, People's Community Bank (the "Bank"), a Tennessee state bank which began business in December 1995. The Bank was acquired by the Company in a tax-free share exchange in October of 1996, and after six years of operations, on December 31, 2001, the Bank had grown to total assets of more than $130,194,000.

         The Bank's primary trade area is Johnson City, Tennessee, which had a population of 55,000 according to the 2000 Census. Current population is estimated to be 55,000 as of December 31, 2001.

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

         The Bank has approximately 42 full-time employees (excluding maintenance employees) as of December 31, 2001.

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

         The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of who has limited authority to extend secured and unsecured credit. Any credit in excess of $650,000 must have the approval of the Board of Directors (the "Loan Committee"), which consists of both management and non-management directors of the Bank.

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The Bank grades its loans with respect to quality and risk and requires each loan officer to assign a grade when a loan is booked and to review loan grades annually. During 2000 The Bank changed from an external review of loans to adding an experienced loan review officer who is responsible for loan review. The Bank's loan review officer does not have loan origination responsibilities and conducts reviews of all borrowers with aggregate indebtedness in excess of $100,000. During 2001 approximately 51% of the dollar amount of the Bank's loan portfolio was reviewed by loan review. All the new loans are reviewed within three months of origin. The Bank's loan review officer advises as to the quality, structure and renewability of the loans and assigns each loan grade. An internal loan officer committee reviews past due loans and technical exceptions at least weekly, and the Loan Committee reviews a summary report of such loans monthly.

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

Personnel

         At December 31, 2001, the Company had approximately 42 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

         In May of 2001 David LeVeau was hired as Senior Accounting Officer to assume responsibilities held by Chief Financial Officer, Samantha Bruce, who left on maternity leave.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2001, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.7% and 11.8%, respectively. At December 31, 2000, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.5% and 11.6%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 2001 was 8.5% and at December 31, 2000 was 8.1%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 2001 were approximately $2,344,632. This amount will be increased by the Bank's net earnings and decreased by any losses. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In 2001, the Bank paid a dividend of $237,917 to the Company to pay stockholder dividends.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 2001, the Company paid quarterly dividends equivalent to $.07 per outstanding share.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2001, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee, which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal ending December 31, 2001.


PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and seller's, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 2001 and 2000:


2001                               High            Low
                                 -------        -------
     First Quarter ......        $ 21.00        $ 21.00
     Second Quarter .....        $ 21.00        $ 20.00
     Third Quarter ......        $ 21.00        $ 20.00
     Fourth Quarter .....        $ 20.50        $ 19.00



2000                              High            Low
                                 -------        -------
     First Quarter ......        $ 23.00        $ 20.00
     Second Quarter .....        $ 23.00        $ 22.00
     Third Quarter ......        $ 23.00        $ 20.00
     Fourth Quarter .....        $ 23.00        $ 20.00


The most recent trade of the Company's common stock known to the Company occurred on March 15, 2002 at a price of $20.00 per share (no stock has traded since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 15, 2002, there were approximately 417 holders of record of the Company's common stock.

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

Financial Condition

The Bank, which was opened in December 1995, has experienced substantial growth during 2000 and 2001. Total assets have grown $10.9 million or more than 8.4% from December 2000 to December 2001. The growth in total assets has been funded by an increase in deposits of $15.5 million from December 1999 to December 2000 and $4.8 million from December 2000 to December 2001. Loans have increased $14.2 million during 2000, and increased $4.8 million in 2001. Investment securities have increased $3.4 million in 2000 but have decreased $1.8 million in 2001. This growth in loan production and the anticipated future growth in loans and investment securities will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Nonperforming Assets and Risk Elements

The Bank discontinues the accrual of interest on loans which become ninety days past due. The Bank had loans totaling $294 thousand which were ninety days past due as of December 31, 2000 and had loans totaling $606 thousand which were past due at December 31, 2001. The Bank also had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

Liquidity and Capital

Liquidity is adequate with cash and due form banks of $4.3 million and $6.0 million at December 31, 2000 and 2001, respectively, and federal funds sold of $2.4 million and $7.6 million at December 31, 2000 and 2001, respectively. Additionally, investment securities, which are available-for-sale, at December 31, 2001, had a fair value of $22.2 million. Loans maturing in one year or less, from December 31, 2001, are estimated to be $38.6 million. There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity decreasing in a material way.

Total equity capital at December 31, 2000 was $9.7 million or 8.1% of total assets and at December 31, 2001 is $10.8 million or 8.3% of total assets, which represents a strong capital position.

Results of Operations

The Company had net income of $873,955 for the year ended December 31, 2000. For the year-ended December 31, 2001, the Company had net income of $1,098,783. The improvement resulted largely from growth in earning assets generated by an increased customer base. The Company anticipates, with the continued growth it is experiencing, an increased net profit for the 2002 year.

Interest income increased due to the increase in earning assets while interest expense decreased slightly with deposits growing at a slower rate from December 31, 2000 to December 31, 2001. The growth in noninterest income reflects the increase in loans and deposits, resulting primarily from the service charges on deposit accounts.

The provision for loan losses has increased due to the increase in loans. The allowance of $996,767 and $1,116,566 at December 31, 2000 and 2001,
respectively, is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation. At the present time, the Company has impaired loans totaling $606 thousand. In reference to the impaired loans, the Company has related allowance for credit losses totaling $185 thousand, leaving a balance classified as substandard of $421 thousand.

Net Interest Earnings

As depicted in the table below, the Bank experienced moderate growth in the 2001 year. Since December 31, 2000, growth was primarily from the volume increase in business and managing the cost/yield spread. Any increase or decrease due to rate changes would have been insignificant.

   Dollar                                                                            Average           Interest
   Average          Increase                                                        Balances            Earned
    Yield           from 2000                                                         2001             or Paid
--------------     ------------                                                   --------------     -------------
                                     Interest Earning Assets (in 000's):
                                        Loans:
        6.25%           $2,690            Commercial                                  $40,811            $3,111
        0.00%               --            Real Estate Construction                          0                 0
        8.35%             (138)            Commercial Real Estate                          86                 2
        8.18%           (1,584)            Residential Real Estate                     10,087               812
        7.73%            4,167            Installments                                 34,197             2,988
        7.06%             (291)            Consumer Single Pay                          2,577               207
        0.00%                0            Loans Held for Sale                               0                 0
       18.00%              (62)           Other                                           370                20
     -------            -------                                                       -------            ------
        7.07%           $4,615       Totals                                           $88,043            $7,140
     =======            =======                                                       =======            ======

   Dollar                                                                            Average           Interest
   Average          Increase                                                        Balances            Earned
    Yield           from 1999                                                         2000             or Paid
--------------     ------------                                                   --------------     -------------
                                     Interest Earning Assets (in 000's):
                                        Loans:
        9.05%           $4,225            Commercial                                 $38,474            $3,492
        0.00%                0            Real Estate Construction                         0                 0
        8.25%              (8)            Commercial Real Estate                         143                14
        8.28%          (1,654)            Residential Real Estate                     11,000               888
        9.03%            9,106            Installments                                27,796             2,441
        9.59%               96            Consumer Single Pay                          2,187               199
        0.00%             (23)            Loans Held for Sale                              0                 0
       15.24%              124            Other                                          257                24
     -------          --------                                                       -------            ------
        8.97%         $ 11,886       Totals                                          $79,857            $7,058
     -------          --------                                                       -------            ------

The Bank has $294 thousand of non-accruing loans from the date of inception through December 31, 2000. The Bank had $606 thousand of non-accruing loans from the date of inception through December 31, 2001. In the calculation of changes of interest these are not included in the interest income computations.


Interest Bearing Liabilities (in 000's):


   Dollar                                                                           Average          Interest
   Average          Increase                                                        Balances          Earned
    Yield           from 2000                                                         2001            or Paid
--------------     ------------                                                   -------------     ------------
         .96%         $    897      NOW Accounts                                       $ 4,864              102
        2.18%           22,137      Money Market Accounts                               22,513              923
        2.46%            6,367      Savings Accounts                                    23,170              804
        4.22%         (28,310)      Certificates of Deposit                             46,373            2,768
     -------          --------                                                        --------          -------
        2.69%         $  1,091         Totals                                         $ 96,920          $ 4,597
     -------          --------                                                        --------          -------

        4.38%      Net Yield


   Dollar                                                                           Average          Interest
   Average          Increase                                                        Balances          Earned
    Yield           from 1999                                                         2000            or Paid
--------------     ------------                                                   -------------      ---------
        2.03%         $  1,086      NOW Accounts                                     $ 3,972          $    99
        4.12%            3,483      Money Market Accounts                              8,827              445
        4.67%         (11,918)      Savings Accounts                                  24,011            1,123
        6.60%           17,007      Certificates of Deposit                           50,728            3,137
     -------          --------                                                      --------          -------
        5.19%          $ 9,658         Totals                                       $ 87,538          $ 4,804
     -------          --------                                                      --------          -------

        3.79%      Net Yield

Investment Portfolio

Held-to-Maturity (in 000's):


   December 31,           Average                                                               December 31,          Average
       2000                Yield         State and Municipal Governments:                           2001               Yield
-------------------     ------------     ------------------------------------------------     -----------------     ------------
                 0            0.00%      Maturity within one year                                            0            0.00%
                 0            0.00%      Maturity within one to five years                                   0            0.00%
                 0            0.00%      Maturity within five to ten years                                   0            0.00%
               101            5.00%      After Ten Years                                                   101            5.00%
            ------           -----                                                                      ------           -----
               101            5.00%         Total Held-to-Maturity                                         101            5.00%
            ------           -----                                                                      ------           -----



   December 31,           Average                                                               December 31,          Average
       2000                Yield         U.S. Government & Government Agency:                       2001               Yield
-------------------     ------------     ------------------------------------------------     -----------------     ------------
                 0            0.00%      Maturity within one year                                            0            0.00%
                 0            0.00%      Maturity within one to five years                                   0            0.00%
                 0            0.00%      Maturity within five to ten years                                   0            0.00%
            ------           -----                                                                      ------           -----
                 0            0.00%         Total Held-to-Maturity                                           0            0.00%
            ------           -----                                                                      ------           -----

Yields on State and Municipal Government securities do not reflect savings due to tax-exemption status.


Available-for-Sale (in 000's):

   December 31,           Average                                                               December 31,          Average
       2000                Yield         U.S. Government & Government Agency:                       2001               Yield
-------------------     ------------     ------------------------------------------------     -----------------     ------------
                 0            0.00%      Maturity within one year                                            0             0.0%
             1,486            6.09%      Maturity within one to five years                                 537            5.16%
             4,578            6.72%      Maturity within five to ten years                               2,012            5.40%
             1,001            7.65%      After ten years                                                 3,412            7.96%

                                         State and Municipal Governments:

                55            4.20%      Maturity within one year                                          217            6.44%
             1,845            4.29%      Maturity within one to five years                               1,956            6.60%
             3,272            4.56%      Maturity within five to ten years                               4,442            6.69%
             3,089            4.94%      After ten years                                                 3,097            7.62%

                                         Corporates                                                          0

               781            8.04%      Maturity within five to ten years                                                0.00%

             7,852            6.94%      Mortgage-Backed Securities                                      6,493            6.50%
           -------          ------                                                                     -------          ------
            23,959            6.12%         Total Available-for-Sale                                    22,164            6.70%
           =======          ======                                                                     =======          ======

The Bank had no foreign loans at December 31, 2001.

Summary of Loan Loss Experience (in 000's)


    2000                                                                          2001
-------------                                                                 -----------
        $ 864     Balance at Beginning of Period                                    $ 997
-------------                                                                 -----------
          (65)        Charge-Offs
                                                                                     (203)
                     Recoveries
            4                                                                         (13)
-------------                                                                 -----------
          (61)     Net Recoveries
                                                                                     (216)
-------------                                                                 -----------
          194     Additions Charged to Operations
                                                                                      335
-------------                                                                 -----------
        $ 997     Balance at the End of Period                                    $ 1,117
=============                                                                 ===========

                  Ratio of net charge-offs during the period to
        0.17%       average Loans outstanding during the period                      0.14%

The allowance for loan loss represents 1.26% of the outstanding loan balance at year-end. Management believes this amount will be sufficient to cover all loan losses inherent in the loan portfolio.

Return on Equity and Assets

                                                            2001                     2000
                                                          --------                 -------
Return on Assets                                             0.88%                    0.79%
Return on Equity                                            10.75%                    8.70%

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

Gap analysis measures how the Bank is positioned for interest rate changes. An analysis of rate sensitivity assets and liabilities as of December 31, 2001 and December 31, 2000 are presented on the following pages.

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

                             People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                                December 31, 2001

-----------------------------------------------------------------------------------------------------------------------
                                        3 Months              12 Months            60 Months
Assets                               RSA1      FRA2       RSA1      FRA2       RSA1      FRA2       NEA3          Total
-----------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                              $5,791         $5,791
Federal Funds Sold                   7,573                  7,573                 7,573                           7,573
U.S. Treasury Securities                                                                                             --
U.S. Government Agencies                                                                                             --
Available for Sale Securities          545      21,617      3,573     18,590      7,734    14,429                22,162
Held to Maturity Securities                        102                   102        102                             102
Corporate Bonds & Notes
Federal Home Loan Bank Stock           339                    339                   339                             339
Loans & Leases (net unearn disc.)   32,988      57,186     38,960     51,225     87,713     2,471                90,184
Allowance for Loan Losses                                                                            (1,117)     (1,117)
Premises, Furn, Fixt, Equip                                                                           2,910       2,672
Other Assets                                                                                          2,131       2,131
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $41,455     $78,905    $50,444    $69,916   $103,460   $16,900    $9,478    $129,838
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                RSL4      FRL5       RSL4       FRL5      RSL4       FRL5      NPL6       Total
-----------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                      16,400      16,400
NOW Accounts                         5,569                  5,569                 5,569                           5,569
Invest. Money Market Accounts       35,487                 35,487                35,487                          35,487
Regular Savings                     26,198                 26,198                26,198                          26,198
Certificates of Deposit             10,018      19,181     26,093      3,107     29,179        20                29,200
Fed Funds Purch & Securities Repos                                                                                   --
Other Liabilities                                                                                     2,790       2,790
Common Stock & Surplus                                                                                8,000       8,000
Undivided Profits                                                                                     1,575       1,575
Unrealized Holding G/L on AFS                                                                            14          14
-----------------------------------------------------------------------------------------------------------------------
 TOTAL LIAB. & CAPITAL             $77,273     $19,181    $93,347     $3,107   $96,434   $20       $33,384     $129,838
-----------------------------------------------------------------------------------------------------------------------


                          3 mo      12 mo       60 mo                 3 mo      12 mo     60 mo
                      --------------------------------            ------------------------------
               RSA       41,455      50,444    103,460       RSL      77,273    93,347    95,434
               FRA       78,905      69,916     16,900       FRL      19,181     3,107        --
               NEA        9,478       9,478      9,478       NPL      16,400    16,400    16,400
                                                          EQUITY      16,983    16,983    16,983
                      --------------------------------            ------------------------------
              TOTAL    $129,838    $129,838   $129,838              $129,838  $129,838  $129,817
                      ================================            ==============================


   RATE SENSITIVITY MEASURES:        3 mo      12 mo       60 mo
---------------------------------------------------------------------
             RSA/RSL                 53.65%      54.04%    107.29%            1RSA =RATE SENSITIVE ASSETS
             RSA-RSL                                                          2FRA =FIXED RATE ASSETS
                                   (35,818)    (42,903)     7,027             3NEA =NON EARNING ASSETS
           GAP/Equity              -210.90%    -249.62%     41.37%            4RSL =RATE SENSITIVE LIABILITIES
             GAP/TA                 -27.59%     -33.04%      5.41%            5FRL =FIXED RATE LIABILITIES
                                                                              6NPL =NON PAYING LIABILITIES

                             People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                                December 31, 2000


                                       3 Months           12 Months                 60 Months
Assets                              RSA1        FRA2       RSA1      FRA2       RSA1      FRA2       NEA3        Total
-----------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                              $4,143     $ 4,143
Federal Funds Sold                   2,383                  2,383                 2,383                           2,383
U.S. Treasury Securities                                                                                             --
U.S. Government Agencies                                                                                             --
Available for Sale Securities       14,962                 14,962                14,962                          14,962
Municipal Securities                 8,231         101      8,231        101      8,231       101                 8,332
Corporate Bonds & Notes                767                    767                   767                             767
Federal Home Loan Bank Stock           311                    311                   311                             311
Loans & Leases (net unearn disc.)   24,962      60,524     35,135     50,351     83,434     2,052                85,486
Allowance for Loan Losses                                                                              (997)       (997)
Premises, Furn, Fixt, Equip                                                                           2,910       2,910
Other Assets                                                                                            872         872
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $51,615    $ 60,625    $61,788    $50,452   $110,088    $2,152     6,928    $119,169
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
Liabilities & Capital              RSL4       FRL5        RSL4       FRL5       RSL4      FRL5      NPL6          Total
-----------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                      11,428      11,428
NOW Accounts                         4,672                  4,672                 4,672                           4,672
Invest. Money Market Accounts       13,351                 13,351                13,351                          13,351
Regular Savings                     19,830                 19,830                19,830                          19,830
Certificates of Deposit             13,917      43,592     54,806      2,703     57,509                          57,509
Fed Funds Purch & Securities Repos                                                                                   --
Other Liabilities                                                                                     2,790       2,790
Common Stock & Surplus                                                                                8,000       8,000
Undivided Profits                                                                                     1,575       1,575
Unrealized Holding G/L on AFS Sec.                                                                       14          14
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL              $51,770    $ 43,592    $92,659      2,703     95,362        --    23,807    $119,169
-----------------------------------------------------------------------------------------------------------------------


                                   3 mo        12 mo     60 mo                  3 mo       12 mo       60 mo
                              -----------------------------------           --------------------------------
                          RSA       51,615      61,788    110,088        RSL    51,770     92,659     95,362
                          FRA       60,625      50,452      2,152        FRL    43,592      2,703         --
                          NEA        6,928       6,928      6,928        NPL    11,428     11,428     11,428
                                                                      EQUITY    12,379     12,379     12,379
                              -----------------------------------           --------------------------------
                        TOTAL     $119,169    $119,169   $119,169              119,169   $119,169   $119,169
                              ===================================           ================================


   RATE SENSITIVITY MEASURES:      3 mo      12 mo     60 mo
---------------------------------------------------------------
                                                                            <C
             RSA/RSL                99.70%     66.68%   115.44%             1RSA =RATE SENSITIVE ASSETS
             RSA-RSL                 (155)   (30,871)   14,726              2FRA =FIXED RATE ASSETS
           GAP/Equity               -1.25%   -249.38%   118.96%             3NEA =NON EARNING ASSETS
             GAP/TA                 -0.13%    -25.91%    12.36%             4RSL =RATE SENSITIVE LIABILITIES
                                                                            5FRL =FIXED RATE LIABILITIES
                                                                            6NPL =NON PAYING LIABILITIES

                                PCB BANCORP, INC.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                 For the Years Ended December 31, 2001 and 2000

                                PCB BANCORP, INC.
                           December 31, 2001 and 2000

                                      INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
Independent Auditors' Report                                                                1

Consolidated Statements of Financial Condition                                              2

Consolidated Statements of Income                                                         3 - 4

Consolidated Statements of Shareholders' Equity                                             5

Consolidated Statements of Cash Flows                                                     6 - 7

Notes to the Consolidated Financial Statements                                           8 - 26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Audit Committee
PCB Bancorp, Inc.
Johnson City, Tennessee 37602

We have audited the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of PCB Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCB Bancorp, Inc. and wholly-owned subsidiary People's Community Bank at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                       BLACKBURN, CHILDERS AND STEAGALL, PLC

February 22, 2002

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2001 and 2000

                                                                                                 2001                  2000
                                                                                             ------------          -----------
                                     ASSETS

Cash and Due from Banks                                                                      $  6,040,810            4,289,021
Federal Funds Sold                                                                              7,573,000            2,383,000
Securities Held-to-Maturity                                                                       100,412              100,585
Securities Available-for-Sale                                                                  22,163,522           23,959,251
Loans Held for Sale                                                                               732,723              238,478
Loans Receivable, Net of Allowance for Loan Losses
 and Deferred Loan Origination Fees                                                            88,960,311           84,165,356
Interest Receivable                                                                               608,365              740,041
Premises and Equipment, Net of Accumulated Depreciation                                         2,671,769            2,909,997
Restricted Investments - Stock in Federal Home Loan Bank, Cost                                    338,700              311,200
Deferred Tax Asset                                                                                181,853                   --
Other Assets                                                                                      822,794              217,698
                                                                                             ------------          -----------

           Total Assets                                                                      $130,194,259          119,314,627
                                                                                             ============          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand Deposits                                                                       $ 14,682,509           10,955,168
       Savings and NOW Deposits                                                                67,033,953           37,635,988
       Other Time Deposits                                                                     29,420,183           57,726,028
    Interest Payable                                                                              195,124              496,047
    Dividend Payable                                                                               66,200               57,239
    Line of Credit                                                                              6,000,000            2,000,000
    Deferred Tax Liability                                                                             --               81,801
    Accounts Payable and Other Liabilities                                                      2,027,823              679,075
                                                                                             ------------          -----------
           Total Liabilities                                                                  119,425,792          109,631,346
                                                                                             ------------          -----------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value; 3,000,000 shares authorized; 827,500 and
       817,700 shares issued and outstanding, at
       2001 and 2000, respectively                                                                827,500              817,700
    Additional Paid-in Capital                                                                  7,474,500            7,367,500
    Retained Earnings                                                                           2,344,632            1,483,766
    Accumulated Other Comprehensive Income                                                        121,835               14,315
                                                                                             ------------          -----------
           Total Shareholders' Equity                                                          10,768,467            9,683,281
                                                                                             ------------          -----------

           Total Liabilities and Shareholders' Equity                                        $130,194,259          119,314,627
                                                                                             ============          ===========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2001 and 2000

                                                                                                 2001                  2000
                                                                                             ------------           -----------
INTEREST INCOME:
    Interest on Loans                                                                        $  7,139,666             7,058,370
    Interest on Investments                                                                     1,440,341             1,367,589
    Interest on Federal Funds Sold                                                                208,733               149,930
                                                                                             ------------           -----------

       Total Interest Income                                                                    8,788,740             8,575,889
                                                                                             ------------           -----------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                                                102,000                99,215
    Interest on Money Market Accounts                                                             922,978               444,817
    Interest on Passbook Accounts                                                                 877,027             1,123,169
    Interest on Certificates of Deposit                                                         2,694,454             3,137,088
    Interest on Other Borrowed Funds                                                              311,118               164,734
                                                                                             ------------           -----------

       Total Interest Expense                                                                   4,907,577             4,969,023
                                                                                             ------------           -----------

Net Interest Income                                                                             3,881,163             3,606,866
    Provision for Loan Losses                                                                     335,426               193,791
                                                                                             ------------           -----------

Net Interest Income after Provision for Loan Losses                                             3,545,737             3,413,075
                                                                                             ------------           -----------

NON-INTEREST INCOME:
    Service Charges                                                                               403,438               382,632
    Loan Origination Fees                                                                         569,452               351,743
    Net Gains from Sale of Loans                                                                       --                 2,328
    Net Realized Gains on Sales and Calls of Securities                                            82,867                 4,165
    Net Realized Loss on Sale of Other Real Estate Owned                                          (11,486)                   --
    Net Unrealized Impairment Loss on Other Real Estate Owned                                     (65,962)                   --
    Miscellaneous Income                                                                           33,754                 3,180
                                                                                             ------------           -----------

       Total Non-Interest Income                                                                1,012,063               744,048
                                                                                             ------------           -----------

NON-INTEREST EXPENSES:
    Salaries                                                                                    1,524,271             1,412,658
    Payroll Taxes                                                                                 117,687               107,234
    Employee Benefits                                                                             136,252               146,327
    Occupancy Expense                                                                             108,294               102,416
    Rental Expense                                                                                 31,800                25,200

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2001 and 2000

                                                                                                 2001                   2000
                                                                                             ------------           -----------
NON-INTEREST EXPENSES (CONTINUED):
    Furniture and Equipment Expense                                                                31,614                24,460
    Computer Equipment Expense                                                                     95,682               100,357
    Stationery, Supplies and Printing                                                              86,578                88,015
    Postage, Express and Freight                                                                   89,664                89,000
    Telephone Expense                                                                              50,551                49,811
    Vehicle Expense                                                                                22,244                22,564
    Outside Services                                                                              125,722               101,991
    Teller Over and Short                                                                            (865)                1,300
    Advertising and Promotion                                                                      63,490                77,515
    Loan Collection Expense                                                                        18,371                20,804
    Bank Security and Protection                                                                    4,255                 3,629
    FDIC Assessment                                                                                19,984                19,245
    Insurance                                                                                      43,726                39,864
    Dues and Subscriptions                                                                         19,458                22,316
    Franchise Tax Expense                                                                          26,978                24,747
    Refunds and Reimbursements                                                                      8,557                12,722
    Travel and Meetings                                                                             1,561                 3,669
    Contributions                                                                                   7,015                 6,454
    Depreciation                                                                                  286,844               293,686
    Directors' Fees                                                                                48,750                31,635
    Miscellaneous Expenses                                                                         44,209                71,715
                                                                                             ------------           -----------

       Total Non-Interest Expenses                                                              3,012,692             2,899,334
                                                                                             ------------           -----------

Income Before Taxes                                                                             1,545,108             1,257,789

INCOME TAX PROVISION:
    Income Tax Expense                                                                            446,325               383,834
                                                                                             ------------           -----------

Net Income                                                                                   $  1,098,783               873,955
                                                                                             ============           ===========

Net Income per Share - Basic                                                                 $       1.34                  1.07
                                                                                             ============           ===========

Net Income per Share - Assuming Dilution                                                     $       1.25                   .99
                                                                                             ============           ===========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2001 and 2000

                                                                                                  Accumulated
                                                                   Additional                        Other
                                                    Common           Paid-in        Retained     Comprehensive
                                                    Stock            Capital        Earnings         Income           Total
                                                   --------        ----------       ---------    -------------      ----------
Balances, January 1, 2000                          $806,200        7,259,000         861,168        (435,280)       8,491,088

COMPREHENSIVE INCOME:
Net Income                                               --               --         873,955              --          873,955
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $299,730                                                                  449,595                          449,595
                                                                                                                   ----------
Total Comprehensive Income                                                                         1,323,550
Stock Option Exercises                               11,500          108,500             --               --          120,000
Cash Dividends                                           --               --        (251,357)             --         (251,357)
                                                   --------        ---------       ---------       ---------       ----------

Balances, December 31, 2000                        $817,700        7,367,500        1,483,766         14,315        9,683,281

COMPREHENSIVE INCOME:
Net Income                                               --               --        1,098,783             --        1,098,783
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $71,681                                                                                   107,520          107,520
                                                                                                   ---------
Total Comprehensive Income                                                                         1,206,303
Stock Option Exercises                                9,800          107,000             --               --          116,800
Cash Dividends                                           --               --        (237,917)             --         (237,917)
                                                   --------        ---------       ---------       ---------       ----------

Balances, December 31, 2001                        $827,500        7,474,500       2,344,632         121,835        10,768,467
                                                   ========        =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                                                                 2001                   2000
                                                                                             ------------           -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                               $  1,098,783               873,955
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation Expense                                                                      286,844               293,686
        Provision for Loan Losses                                                                 335,426               193,791
        Discount Accretion Net of Premium Amortization                                           (108,455)              (73,037)
        Origination of Mortgage Loans Held for Sale                                           (21,976,525)           (4,426,300)
        Proceeds from Mortgage Loans Sold                                                      21,486,003             4,187,822
        Net Realized Gains on Sales and Calls of Securities                                       (82,867)               (4,165)
        Deferred Income Tax                                                                      (263,076)              (49,813)
        (Increase) Decrease in Assets:
           Interest Receivable                                                                    131,676              (120,845)
           Other Assets                                                                          (605,096)             (119,358)
        Increase (Decrease) in Liabilities:
           Interest Payable                                                                      (300,923)              174,144
           Accounts Payable and Other Liabilities                                               1,348,748              (186,336)
                                                                                             ------------           -----------
Net Cash Provided by Operating Activities                                                       1,350,538               743,544
                                                                                             ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                              (5,190,000)           (1,024,000)
    Purchases of Available-for-Sale Securities                                                (12,377,460)           (5,371,357)
    Proceeds from Maturities and Calls of Held-to-Maturity Securities                                  --               500,000
    Proceeds from Sales Maturities and Calls of Available-For-Sale Securities                  12,207,993             2,330,688
    Principal Payments Received on Mortgage Backed Securities                                   2,260,291               612,796
    Purchases of Restricted Investments                                                           (27,500)              (35,700)
    Purchases of Premises and Equipment                                                           (48,997)              (51,808)
    Loan Participations Bought                                                                 (1,038,163)           (2,916,116)
    Loan Participations Sold                                                                    2,375,189             2,239,462
    Net Increase in Loans                                                                      (6,467,407)          (14,213,097)
                                                                                             ------------           -----------
Net Cash Used for Investing Activities                                                         (8,306,054)          (17,929,132)
                                                                                             ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                                               (228,956)             (194,118)
    Stock Options Exercised                                                                       116,800               120,000
    Proceeds from Line of Credit                                                                4,000,000                    --
    Net Increase in Deposits                                                                    4,819,461            15,499,111
                                                                                             ------------           -----------
Net Cash Provided by Financing Activities                                                       8,707,305            15,424,993
                                                                                             ------------           -----------

Increase (Decrease) in Cash and Cash Equivalents                                                1,751,789            (1,760,595)
                                                                                             ------------           -----------

                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                                                                 2001                  2000
                                                                                             ------------          -----------
Increase (Decrease) in Cash and Cash Equivalents                                                1,751,789           (1,760,595)
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Year                                                    4,289,021            6,049,616
                                                                                             ------------          -----------

Cash and Cash Equivalents, End of Year                                                       $  6,040,810            4,289,021
                                                                                             ============          ===========

SUPPLEMENTAL DISCLOSURES:
    Cash Paid During the Year for Interest                                                   $  5,208,500            4,794,879
                                                                                             ============          ===========

    Cash Paid During the Year for Income Taxes                                               $    511,022              417,803
                                                                                             ============          ===========

    Loans Transferred to Other Real Estate Owned (Foreclosures)                              $    935,353                    0
                                                                                             ============          ===========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of PCB Bancorp, Inc. (Company), a one-bank holding company, formed on October 1, 1996 and its wholly-owned subsidiary People's Community Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

People's Community Bank is a state-chartered bank formed on December 15, 1995. On October 1, 1996 the Bank became a wholly-owned subsidiary of PCB Bancorp, Inc., a one bank holding company. People's Community Bank provides a variety of banking services to individuals and businesses in Upper East Tennessee through its main office on Sunset Drive and branch locations in Boones Creek and on Main Street in Johnson City. Its primary deposit products are demand deposits, savings deposits and certificates of deposit; and its primary lending products are commercial business, real estate mortgage and installment loans. As a state bank, the Bank is subject to regulation by the Tennessee State Banking Department and the Federal Deposit Insurance Corporation.

Financial Reporting

The Company reports on the accrual basis of accounting for financial purposes.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents as those amounts included in the statement of financial condition as captioned "cash and due from banks". Federal funds sold are not included as cash or cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of the uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Allowance for Loan Losses (continued):

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

     Other Real Estate Owned

     Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Fair Values of Financial Instruments (continued):

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Comprehensive Income

     Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. It includes all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency translations, accounting for futures contracts, employers accounting for pensions; and accounting for certain investments in debt and equity securities.

     The Bank has elected to report its comprehensive income in the Statement of Shareholders' Equity. The only element of "other comprehensive income" that the Bank has is the unrealized gains or losses on available- for-sale securities.

     The components of the change in net unrealized gains (losses) on securities were as follows:

                                                                      2001              2000
                                                                   ---------           -------
        Unrealized holding gains (losses)
          arising during the year                                  $ 262,067           753,490

        Reclassification adjustment for (gains)/losses
          realized in net income                                     (82,867)           (4,165)
                                                                   ---------           -------

        Net unrealized holding gains (losses) before taxes           179,200           749,325

        Tax effect                                                    71,680           299,730
                                                                   ---------           -------

        Net change                                                 $ 107,520           449,595
                                                                   =========           =======

NOTE 2.  FINANCIAL STATEMENT PRESENTATION:

Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the December 31, 2001 presentation.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 3.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                               December 31, 2001                                  December 31, 2000
                                 ---------------------------------------------    ----------------------------------------------
                                                Gross      Gross                                 Gross      Gross
                                  Amortized  Unrealized Unrealized                 Amortized  Unrealized Unrealized
                                    Cost        Gains     Losses    Fair Value       Cost        Gains      Losses    Fair Value
                                 ----------  ---------- ----------  ----------    ----------  ---------- ----------   ----------
Available-for-Sale
U.S. Government
  Federal Agencies               $5,930,185     31,893       708     5,961,370     7,155,043     21,103    111,213     7,064,933
State and Municipal
  Governments                     9,676,293    118,493    85,964     9,708,822     8,231,226     93,443     63,692     8,260,977
Corporate Securities                     --         --        --            --       766,596     14,610         --       781,206
Mortgage-Backed
  Securities                      6,353,985    145,780     6,435     6,493,330     7,782,529     92,014     22,408     7,852,135
                                 ----------    -------    ------    ----------    ----------    -------    -------    ----------

Total Available-for-Sale         21,960,463    296,166    93,107    22,163,522    23,935,394    221,170    197,313    23,959,251
                                 ----------    -------    ------    ----------    ----------    -------    -------    ----------

Held-to-Maturity
State and Municipal
  Governments                       100,412        474        --       100,886       100,585        782         --       101,367
                                                          ------    ----------    ----------    -------    -------    ----------

Total Held-to-Maturity              100,412        474         0       100,886       100,585        782          0       101,367
                                                                                  ----------    -------    -------    ----------

Total Investment
  Securities                     $22,060,875   296,640    93,107    22,264,408    24,035,979    221,952    197,313    24,060,618
                                 ==========    =======    ======    ==========    ==========    =======    =======    ==========

The amortized cost and market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Held-to-Maturity                  Available-for-Sale
                                                -------------------------         -------------------------
                                                Amortized          Fair            Amortized         Fair
                                                  Cost             Value             Cost           Value
                                                ---------        --------         ----------     ----------
Amounts maturing in:
     One year or less                           $      --              --            215,000        216,526
     After one year through five years                 --              --          3,322,566      3,370,958
     After five years through ten years                --              --          6,537,906      6,541,142
     After ten years                              100,412         100,886          5,531,006      5,541,566
     Mortgage-Backed Securities                        --              --          6,353,985      6,493,330
                                                ---------        --------         ----------     ----------
                                                $ 100,412         100,886         21,960,463     22,163,522
                                                =========        ========         ==========     ==========

Accrued interest on investments at December 31, 2001 and 2000 was $190,519 and $263,890, respectively. During 2001 and 2000 the bank received $12,207,993 and $2,330,688 proceeds from sales and calls of securities available for sale with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $12,125,126 and $2,326,523 resulting in a realized gain of $82,867 and $4,165 in 2001 and 2000, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 4.  LOANS RECEIVABLE:

Loans at December 31 are summarized as follows:

                                                                        2001                        2000
                                                                    ------------               -----------
       Commercial                                                   $ 42,439,024                39,832,227
       Commercial Real Estate                                                  -                   138,148
       Residential Real Estate                                         9,155,830                10,520,297
       Installment                                                    36,107,446                31,922,118
       Consumer                                                        2,354,874                 2,645,665
       Other                                                             127,013                   189,040
                                                                    ------------               -----------
                                                                      90,184,187                85,247,495
       Allowance for Loan Losses                                      (1,116,566)                 (996,767)
       Net Deferred Loan Origination Fees                               (107,310)                  (85,372)
                                                                    ------------               -----------

                                                                    $ 88,960,311                84,165,356
                                                                    ============               ===========

An analysis of the change in the allowance for loan losses follows:

                                                                         2001                      2000
                                                                    ------------               -----------
       Balance at Beginning of Year                                 $    996,767                   863,816
       Provision for Loan Losses                                         335,426                   193,791
       Loans Charged Off                                                (203,061)                  (64,635)
       Recoveries on Loans                                               (12,566)                    3,795
                                                                    ------------               -----------

       Balance at End of Year                                       $  1,116,566                   996,767
                                                                    ============               ===========

A summary of loans by estimated maturity as of December 31, 2001 is as follows:

                                                                        2001                        2000
                                                                    ------------               -----------
       Maturity within one year                                     $ 38,638,067                35,006,778
       One to five years                                              48,457,575                48,234,825
       Over five years                                                 3,088,545                 2,005,892
                                                                    ------------               -----------

                                                                    $ 90,184,187                85,247,495
                                                                    ============                ==========

Accrued interest receivable on loans at December 31, 2001 and 2000 was $417,846 and $476,151 respectively.

At December 31, 2001 and 2000, the total recorded investment in impaired loans amounted to $298,959 and $273,361, respectively. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2001 and 2000, is $185,000 and $185,000, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss and is classified as substandard is $113,959 and $88,361, respectively. The amount of accrued interest is recognized prior to principal for any cash receipts on impaired loans. Interest income in the amount of $0 and $0 was recognized for cash receipts during 2001 and 2000, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 4.  LOANS RECEIVABLE (CONTINUED):

The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $10,438,214 and $8,063,025 at December 31, 2001 and 2000 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 2001 and 2000 were $237,345 and $860,761. During 2001, there were additional loans to such related parties in the amount of $0 and repayments amounted to $623,416.

NOTE 5.  PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

                                                                             2001                  2000
                                                                         -----------           ----------
       Bank Building                                                     $ 1,308,319            1,308,319
       Land 867,625                                                          867,625
       Land Improvements                                                     263,058              263,058
       Leasehold Improvements                                                 47,210               47,210
       Furniture and Equipment                                               727,320              727,783
       Computer Equipment                                                    591,634              579,473
       Computer Software                                                      74,456               79,634
       Construction in Progress                                               25,800                    -
                                                                         -----------           ----------
            Total                                                          3,905,422            3,873,102
       Accumulated Depreciation                                            1,233,653              963,105
                                                                         -----------           ----------
       Premises and Equipment-Net                                        $ 2,671,769            2,909,997
                                                                         ===========           ==========

Depreciation expense for the years ended December 31, 2001 and 2000 was $286,844 and $293,686, respectively.

NOTE 6.  OTHER ASSETS:

Other Assets at December 31 consisted of the following:

                                                                            2001                  2000
                                                                        ----------             --------
       Other Real Estate Owned                                          $  738,205              129,725
       Prepaid Expense                                                      76,150               86,642
       Other Receivables                                                     8,439                1,331
                                                                        ----------             --------

                                                                        $  822,794              217,698
                                                                        ==========             ========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 7.  DEPOSITS:

A summary of deposit account balances at December 31 is as follows:

                                                              2001                 2000
                                                          -----------         ------------
       Regular Checking                                   $ 3,005,864            3,170,150
       Club Checking                                           76,101               39,410
       Discount Checking                                      295,705              143,168
       Small Business Accounts                              5,625,638            4,457,803
       Commercial Checking                                  5,679,201            3,144,637
       Primetime Checking                                   1,736,148            1,107,726
       NOW Accounts                                         3,832,857            3,564,331
       Money Market Accounts                               35,487,464           13,350,529
       Saving Accounts                                     25,977,484           19,830,321
       Certificates of Deposit                             29,420,183           57,509,109
                                                         ------------         ------------

       Total                                            $ 111,136,645          106,317,184
                                                        =============         ============

At December 31, 2001, scheduled maturities of certificates of deposit are as follows:

          2002                                         $ 26,116,617
          2003                                            2,185,349
          2004                                              764,277
          2005                                               68,817
          2006                                                    -
          2007 and Thereafter                               285,123
                                                       ------------
                                                       $ 29,420,183

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $9,259,539 and $20,222,871 at December 31, 2001 and
2000.

The Bank held deposits of approximately $1,240,999 and $1,377,488 for related parties at December 31, 2001 and 2000 respectively.

NOTE 8.  ACCOUNTS PAYABLE AND OTHER LIABILITIES:

Accounts Payable and Other Liabilities at December 31 consisted of the following:

                                                              2001                   2000
                                                           -----------            --------
       Property Tax Payable                                $    14,605               6,912
       Payroll Taxes Payable                                       (60)                315
       Miscellaneous Payables and Other Liabilities          1,780,987             520,334
       Accrued State Franchise Tax                              26,978              24,747
       Current Income Tax Payable                              205,313             126,767
                                                           -----------            --------
                                                           $ 2,027,823             679,075
                                                           ===========            ========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 9.  ADVANCES FROM FEDERAL HOME LOAN BANK:

Effective June 13, 1997, People's Community Bank became members of the Federal Home Loan Bank (FHLB) of Ohio. The Bank has been authorized to borrow up to $8,748,269 on a line of credit from the FHLB. The Bank's total borrowing capacity is a component of both capital stock and the member's most recent Qualified Thrift Lender rating and access to borrowing is dependent upon submission of advance application. The Bank has outstanding advances of $6,000,000 and $2,000,000 from the FHLB at December 31, 2001 and 2000, respectively. In addition, the Bank has pledged $2,300,000 and $2,300,000 of their line of credit with the FHLB to the State of Tennessee Collateral Pool to secure public funds on deposit with the Bank at December 31, 2001 and 2000, respectively. Specific mortgage loans were pledged by the Bank with an approximate value of $8,197,926 and $5,805,000 as of December 31, 2001 and 2000, respectively.

The table below presents selected information related to short term borrowings.

                                                                            2001               2000
                                                                         ---------          ---------
                Maximum balance at any month-end
                during the year                                          9,000,000          9,000,000

                Average balance for the year                             5,666,667          2,683,333

                Weighted Average Rate for the year                        4.75%               6.24%

                Weighted Average Rate at year-end                         4.75%               6.71%

NOTE 10.  UNUSED LINES OF CREDIT:

The Bank previously entered into an open-ended unsecured line of credit with AmSouth Bank for $2,500,000 for federal fund purchases and daylight overdrafts. Funds issued under this agreement are at the AmSouth federal funds rate effective at the time of borrowing. The line matured on March 31, 2001 and was not renewed. The Bank had not drawn on these funds at December 31, 2001 and 2000.

The Bank entered into an open-ended unsecured line of credit with Columbus Bank and Trust for $2,500,000 for federal fund purchases. Funds issued under this agreement are at the Columbus Bank and Trust federal funds rate effective at the time of borrowing. The line is renewed annually upon review by Columbus Bank and Trust. The Bank had not drawn any of these funds at December 31, 2001 and 2000.

On August 23, 2001, the Bank also entered into an open-ended unsecured line of credit with Compass Bank for $2,100,000 for federal fund purchases. Funds issued under this agreement are at the effective rate of Compass Bank at the time of borrowing. The line matures on September 30, 2002. The Bank had not drawn any of these funds at December 31, 2001.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:


At December 31, the Bank had outstanding commitments for unused lines and letters of credit that are not reflected in the accompanying financial statements as follows:

                                                      Variable Rate
                                        -------------------------------------
                                              2001                  2000
                                        ------------------    --------------

       Lines of Credit                     $ 5,988,543             6,240,939
       Letters of Credit                     1,061,046               405,300
                                             ---------          ------------
          Total                            $ 7,049,589             6,646,239
                                             =========            ==========

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


NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Bank is subject to claims and lawsuits, which arise, primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.

NOTE 13.  SIGNIFICANT GROUP CONCENTRATIONS CREDIT RISK:

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Bank's financial instruments at December 31 were as follows:

                                                                 2001                          2000
                                                    ------------------------------   ---------------------------
                                                      Carrying                        Carrying
                                                       Amount          Fair Value      Amount        Fair Value
                                                    ------------      ------------   -----------     -----------
    Financial Assets:
      Cash and Due from Banks and
      Federal Funds Sold                            $ 13,623,210       13,623,210      6,672,021      6,672,021
      Securities Held-to-Maturity                        100,412          100,886        100,585        101,367
      Securities Available-for-Sale                   22,163,522       22,163,522     23,959,251     23,959,251
      Loans Receivable:
      Adjustable Rate Loans under 30 years            25,358,602       25,358,602     20,417,933     20,417,933
      Fixed Rate Loans with original
         maturities of 30 years                          161,050           89,043        163,090         86,891
      Fixed Rate Loans with original
        maturities of 5 to 30 years                   46,339,013       43,666,576     43,421,165     40,589,957
      Fixed Rate Loans with original
         maturities of 1 to 5 years                   15,402,653       15,646,967     18,362,627     17,970,448
      Fixed Rate Loans with original
        maturities of less than one year               2,815,559        2,815,559      2,797,308      2,797,308
      Loans Held for Sale                                732,723          732,723        238,478        238,478
      Interest Receivable                                608,365          608,365        740,041        740,041
    Financial Liabilities:
      Deposit Liabilities                            111,136,645      111,136,645    106,317,184    106,317,184
    Off Balance Sheet Instruments:
      Commitments to Extend Credit                  $         --           12,753             --          3,125


NOTE 15.  FEDERAL INCOME TAXES:

The provision for income tax for 2001 and 2000 consists of the following:

                                                                     2001                    2000
                                                                --------------          --------------
    Income Tax Expense:
       Current Tax Expense
          Federal                                               $   584,187                 346,414
          State                                                     125,214                  87,233
       Deferred Tax (Benefit)
          Federal                                                  (223,615)                (42,341)
          State                                                     (39,461)                 (7,472)
                                                                  ---------               ----------
                                                                $   446,325              $  383,834

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 15.  FEDERAL INCOME TAXES (CONTINUED):
-------------------------------------------

A cumulative net deferred tax asset for 2001 is shown on the Statements of Financial Condition. A cumulative net deferred tax liability for 2000 is shown on the statements of financial condition. The components of the asset and liability are as follows:

                                                                     2001                     2000
                                                                -------------            -------------
    Differences in Depreciation Methods                         $   (85,022)               (125,439)
    Difference in Methods for Provision for Loan Losses             321,714                  53,181
    Difference in Valuation of Other Real Estate Owned               26,385                       -
    Net Unrealized Gain/Loss on
      Available-For-Sale Securities                                 (81,224)                 (9,543)
                                                                 ----------            ------------
                                                                 $  181,853                 (81,801)
                                                                  =========             ===========

    Deferred Tax Assets                                          $  348,099                  53,181
    Deferred Tax Liabilities                                       (166,246)               (134,982)
                                                                  ---------              ----------
    Net Deferred Tax Assets (Liabilities)                        $  181,853                 (81,801)
                                                                  =========             ===========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                                     2001                     2000
                                                                -------------            --------------
    Federal Income Tax Expense at the
       Statutory Rate (34%)                                      $  428,319                 414,209
    Increases (Decreases) Resulting from:
       Nontaxable Interest Income, Net of Non-
         deductible Interest Expense                               (107,208)               (117,608)
       State Income Taxes, Net of Federal Income
         Tax Benefit                                                125,214                  87,233
                                                                  ---------            ------------
    Provision for Income Taxes                                   $  446,325                 383,834
                                                                  =========             ===========


NOTE 16. EMPLOYEE BENEFIT PLANS:

Effective May 1, 1998 the Bank adopted a simple IRA plan covering all employees. Employees may contribute up to $6,000 per year to the plan. The Bank may contribute up to 3% of the employees' annual compensation. Employer contributions in the amount of $29,502 and $33,000 were accrued at December 31, 2001 and December 31, 2000, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 17.  REGULATORY MATTERS:

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulator about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined). Management believes, as of December 31, 2001 and 2000 that the Bank meets all capital adequacy requirements to which it is subject.

As of August 6, 2001, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Bank's actual capital and ratio amounts are presented in the following table:

                                                                                       To Be Well Capitalized
                                                                                           Under the Prompt
                                                                 For Capital                  Corrective
                                         Actual               Adequacy Purposes           Action Provisions
                                   --------------------       -------------------      -----------------------
As of December 31, 2001:

    Total Risk-Based Capital
      (To Risk Weighted Assets)    $ 12,006,868   11.8%       > 8,170,880    > 8.0%    10,213,600    > 10.0%
    Tier I Capital                                            -              -                       -
      (To Risk Weighted Assets)      10,890,868   10.7%       > 4,085,440    > 4.0%     6,128,160    > 6.0%
    Tier I Capital                                            -              -                       -
      (To Average Assets)            10,890,868    8.5%       > 5,135,960    > 4.0%     6,419,950    > 5.0%
                                                              -              -                       -
As of December 31, 2000:

    Total Risk-Based Capital
      (To Risk Weighted Assets)    $ 10,509,976   11.6%       > 7,249,280    > 8.0%     9,061,600    > 10.0%
    Tier I Capital                                            -              -                       -
      (To Risk Weighted Assets)       9,513,208   10.5%       > 3,624,640    > 4.0%     5,436,960    > 6.0%
    Tier I Capital                                            -              -                       -
      (To Average Assets)             9,513,208    8.1%       > 4,684,720    > 4.0%     5,855,900    > 5.0%
                                                              -              -                       -

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 17. REGULATORY MATTERS (CONTINUED):

The Bank received notice from the FDIC that the Bank's deposits are insured up to $100,000 for each depositor, the FDIC assessment for the years ended December 31, 2001 and 2000 was $ 19,984 and $19,245, respectively.


NOTE 18.  BANK HOLDING COMPANY:

People's Community Bank is a wholly-owned subsidiary of PCB Bancorp, Inc. The retained earnings of PCB Bancorp, Inc. reflect the accumulated earnings of People's Community Bank and the consolidated statements of income reflect the income and expenses of People's Community Bank for the years ended December 31, 2001 and 2000.

The Parent Company's sole source of funds is the receipt of dividends from the Bank.

                   Condensed Statements of Financial Condition
                                  (Parent Only)



 ASSETS                                                                2001              2000
                                                                   -----------        -----------
 Cash On Deposit with Subsidiary                                   $   249,622            145,861
 Investment in Subsidiary                                           10,518,845          9,537,066
 Dividends Receivable                                                   66,200             57,239
 Premises and Equipment, Net of Accumulated Depreciation
    of $2,120 and $1,766, respectively                                      --                354
                                                                   -----------        -----------
          Total Assets                                             $10,834,667          9,740,520
                                                                   ===========        ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends Payable                                                  $    66,200             57,239
Common Stock                                                           827,500            817,700
Additional Paid-In Capital                                           7,474,500          7,367,500
Retained Earnings (Deficit)                                          2,344,632          1,483,766
Net Unrealized Gain (Loss) on Available-for-Sale Securities
Net of Tax of $81,223 and (9,543) respectively                         121,835             14,315
                                                                   -----------        -----------
          Total Liabilities and Shareholders                       $10,834,667          9,740,520
                                                                   ===========        ===========

                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 18.  BANK HOLDING COMPANY (CONTINUED):

              Condensed Statements of Income and Retained Earnings
                                  (Parent Only)


                                                                                    2001             2000
                                                                                -----------    --------------
       OPERATING INCOME
            Dividend from Subsidiary                                         $    237,917           251,357
                                                                                 --------       -----------
       Total Operating Income                                                     237,917           251,357
                                                                                 --------       -----------

       OPERATING EXPENSES
            Postage and Printing                                                    3,011             5,259
            Education and Development                                                   -             1,195
            Travel                                                                      -               619
            Depreciation Expense                                                      354               424
            Outside Services                                                       10,028            14,215
            Miscellaneous                                                               -                20
                                                                              -----------   ---------------
       Total Operating Expenses                                                    13,393            21,732
                                                                              -----------      ------------

       Income from Operations                                                     224,524           229,625

       OTHER INCOME (EXPENSE)
            Undistributed Net Income from Investment
               in Wholly-Owned Subsidiary                                         874,259           644,330
                                                                               ----------        ----------

       Net Income                                                               1,098,783           873,955
       Beginning Retained Earnings (Deficit)                                    1,483,766           861,168
       Cash Dividends                                                            (237,917)         (251,357)
                                                                               ----------        ----------
       Ending Retained Earnings                                               $ 2,344,632         1,483,766
                                                                                =========         =========


                                      Condensed Statements of Cash Flows
                                                 (Parent Only)

       Cash Flows from Operating Activities:
            Net Income                                                        $ 1,098,783           873,955
            Undistributed Net (Income) Loss of Wholly-Owned
               Subsidiary                                                        (874,259)         (644,330)
            Depreciation Expense                                                      354               424
            (Increase) in Dividends Receivable                                      (8,961)         (57,239)
                                                                              ------------       ----------

       Net Cash Provided by Operating Activities                                  215,917           172,810
                                                                              -----------         ----------

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 18.  BANK HOLDING COMPANY (CONTINUED):

                                                                                    2001               2000
                                                                                ------------        ----------
       Cash Flows from Financing Activities:
            Stock Options Exercised                                               116,800           120,000
            Dividends Paid                                                       (228,956)         (194,118)
                                                                                 --------         ---------

       Net Cash Used for Financing Activities                                    (112,156)          (74,118)
                                                                                 --------        ----------

       Increase in Cash and Cash Equivalents                                      103,761            98,692
       Beginning Cash and Cash Equivalents                                        145,861            47,169
                                                                                 --------       -----------

       Ending Cash and Cash Equivalents                                         $ 249,622           145,861
                                                                                 ========         =========


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

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income in 2001 and 2000 would have been $ 1,073,821 and $ 845,168, respectively. The pro forma earnings per share would have been $1.22 and $.96 in 2001 and 2000, respectively. The Company calculates a weighted-average fair value for each option. The weighted-average fair value for the options granted in 2001 and 2000 was $0 and $16.20, using the following assumptions for both years:

       Risk-free interest rate                                        5.5%
       Expected life (years)                                           10
       Expected volatility                                              8%
       Expected dividends                                             2.7%

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 19.  STOCK OPTIONS (CONTINUED):

A summary of option transactions during the years ended December 31, 2001 and 2000 is shown below:


                                                                   Number           Weighted-Average
                                                                  of Shares           Exercise Price
                                                                  -----------      ------------------
Outstanding at January 1, 2000                                       123,800
       Granted:  Directors                                              5,000                23.00
                                                                  ----------
                                                                     128,800                 13.08

Expired During 2000                                                    6,000                 13.08
Exercised at December 31, 2000                                        11,500                 10.43
                                                                   ---------

Outstanding at December 31, 2000                                     111,300                 13.29
                                                                    ========

Vested and Exercisable at December 31, 2000                           86,000                 13.29
                                                                   =========

Outstanding at January 1, 2001                                       111,300
       Granted:  Directors                                                 0                 13.29
                                                                   ---------
                                                                     111,300                 13.29
Exercised during 2001                                                  9,800                 13.26
                                                                   ---------

Outstanding at December 31, 2001                                     101,500                 13.26
                                                                    ========

Vested and Exercisable at December 31, 2001                           91,500                 13.26
                                                                   =========

A summary of options outstanding as of December 31, 2001 is shown below:

                                                                                 Weighted-Average
                  Exercise                  Number of Options                  Remaining Contractual
                   Price                      Outstanding                        Life Outstanding
                -----------             -------------------------           ---------------------------

              $   10.00                         78,900                             4.5 years
                  16.00                              0                             5.5 years
                  20.00                          3,800                             6.5 years
                  25.00                          4,200                             7.5 years
                  25.00                         10,000                               8 years
                  23.00                          4,600                               9 years
                                             ---------
                                               101,500

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 20.  EARNINGS PER SHARE:

                                                                               FOR THE YEAR ENDED
                                          ---------------------------------------------------------------------------------------
                                                            2001                                       2000
                                         ------------------------------------------    ------------------------------------------
                                                        Weighted-Average                            Weighted-Average
                                            Income          Shares        Per-Share       Income        Shares         Per-Share
                                          (Numerator)     (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                         -----------    ----------------  ---------    -----------  ----------------   ----------
Net Income                               $ 1,098,783                --          --        873,955               --           --

Basic EPS
  Income Available to
  Common Stockholders                      1,098,783           818,657        1.34        873,955           811,266         1.07

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                          -            62,731           -             --            68,607           --
                                         -----------    ----------------  ---------    -----------  ----------------   ----------

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options            $ 1,098,783           881,388       1.25         873,955          879,873           .99
                                         ===========    ================  =========    ===========  ================   ==========

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
Phillip R. Carriger (54)                        Director and                           Banker
6 Fox Run Lane                                  Chief Executive Officer
Johnson City, TN 37604

Michael T. Christian (59)                       Director and                           Banker
110 Belmeade Circle                             President
Johnson City, TN  37601

Thomas J. Garland (67)                          Director                               College Professor/Consultant
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (59)                           Director                               Newspapers
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (68)                              Director                               Real Estate Developer
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz (66)                            Director                               Newspapers
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (68)                      Director                               Radiologist
810 Cloudland Drive
Johnson City, TN 37601

Scott M. Niswonger (54)                         Director                               Trucking & Air
1508 Crestwood Dr.
Greeneville, TN 37745

Biographies of Directors and Officers

Phillip R. Carriger, age 54, has been the Chief Executive Officer of People's Community in Johnson City since 1995. Prior to that time, he was the Senior Vice President of Hamilton Bank's Corporate Division. Mr. Carriger has over 29 years of experience in the banking industry, having worked for the Comptroller of the Currency as an Assistant National Bank Examiner, C&C Bank of Anderson County as a Senior Vice President and First American National Bank (in the Knoxville and Johnson City offices) as a Senior Vice President. Mr. Carriger graduated from the University of Tennessee with a B.S. Degree in Economics in 1971. Mr. Carriger is a member of the Kiwanis Club, East Tennessee State University Foundation Board of Trustees, Economic Development Board Secretary, United Way and Girl's Inc. Board of Directors and Tennessee bankers Association Board of Directors.

Michael T. Christian, age 59, spent 28 years with NationsBank and its predecessors. He last served as Executive Vice President in charge of retail banking for Tennessee and Kentucky. Prior to that, he was Executive Vice President over all of Tennessee and Kentucky community banks. Mr. Christian graduated from the University of Tennessee in 1966. He has served on numerous civic and professional boards of directors including the Tennessee Bankers Association, the Federal Reserve Bank of Nashville, the Tennessee Manufacturer's Association and Tusculum College. He is a former Captain, U.S. Army, Armor.

C.C. Marshall, age 68, has been President of Mountcastle Corporation, a real estate development and construction firm, since 1967. Mr. Marshall was a director of Hamilton Bank for 17 years. He is a graduate of East Tennessee State University and a native of Johnson City.

Timothy P. Jones, age 59, is a Vice President, director and stockholder of Press Holding Corporation, the publisher of the Johnson City Press newspaper and seven other newspapers. Mr. Jones received his A.B. Degree in Economics from Wofford College, has a Masters degree in Mass Communications from Texas Tech University and is a former directors of the Tennessee Press Association. He is also a former director of Hamilton Bank and a past Chairman of the Board of Directors of the Johnson City/Jonesborough/Washington County Chamber of Commerce. Mr. Jones is Past President of the Johnson City Evening Rotary Club, Past President of the Johnson City Country Club Board of Directors, a member of the East Tennessee State University Foundation Board of Trustees, Economic Development Board and Johnson City Development Authority Board.

Thomas J. Garland, age 67, served for 21 years in the Tennessee State Senate (17 years as Senate Minority Leader). He is a former Chancellor of the Tennessee Board of Regents, former Chairman of the Board of Commerce Union Bank (now NationsBank) in Greeneville, Tennessee, and also served as Executive Vice President and a director of First American Bank, Tri-Cities. Mr. Garland, a graduate of East Tennessee State University, currently serves as Chairman of the Tusculum Institute for Public Leadership and Policy at Tusculum College. He is a member of the Board of Directors of Atmos Energy Corporation, Dallas Texas, and a former director of Tri-State Container, now Inland Container, in Elizabethton, Tennessee. Mr. Garland is a member of the boards of the Johnson City Medical Center, the Sequoyah Council Boy Scouts of America, ETSU National Alumni Association, the Greater Tri-Cities Business Alliance and the East Tennessee State University Foundation Board of Trustees.

James D. Swartz, age 66, has been a co-owner of Swartz-Morris Media (which owns two newspapers) and Swart Media Consultants, a company that advises newspapers in operation systems, since 1988. Prior to that time, Mr. Swartz was President or Worrell Enterprises, a media company with 33 newspapers and three television stations. Mr. Swartz was born in Johnson City, Tennessee, and currently serves on the East Tennessee State University Foundation Board of Trustees and ETSU College of Business Board of Advisors.

James W. Gibson, M.D., age 68, is currently associated with Mountain Empire Radiology , P.C. and has practiced his specialty of radiology in Johnson City since 1965. Dr. Gibson received his undergraduate education from Vanderbilt University, his Medical Degree from the University of Tennessee Medical School in Memphis and served his residency in radiology at Duke University Medical Center, Durham, North Carolina. He presently serves on the National Alumni Council for the University of Tennessee Medical School and is a member of the ETSU Foundation. He has served on the Johnson City Medical School Board of Directors and the Watauga Mental Health Center Board of Directors.

Scott M. Niswonger, age 54, co-founded Landair Transport, a trucking company specializing in time-definite service, in 1981 and currently serves as the Chairman and Chief Executive Officer of Landair Transport and her sister company Forward Air Corporation with corporate offices located in Greenville, Tennessee. Both are public companies and trade on the NASDAQ exchange. Mr. Niswonger established the Niswonger Foundation in 2001 that supports and promotes philanthropic educational projects. He also serves on the Executive Committee of the Board of Trustees for Tusculum College; is a Board member of the ETSU Foundation and Honorary ETSU alumnus; former Director of First Tennessee Bank, NA; former Vice-Chair of the Tennessee Board for Economic Growth; former Chairman of the Greene County Partnership; and an ordained elder at Greeneville Cumberland Presbyterian Church. He is a graduate of Purdue University's School of Aviation Technology and received a BSBA from Tusculum College.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes the compensation paid or accrued for the years ended December 31,2001, 2000, 1999, 1998, and 1997 to the Chief Executive Officer and President for the year ended December 31, 2001. There are no other officers of the

Company or Bank whose total annual salary exceeds $100,000; accordingly, disclosure regarding executive compensation is provided in the below tables only with respect to the Chief Executive Officer and the President of the Bank.

                                                                                 Annual
                                                                              Compensation
                                                       Fiscal                                             Salary
Name and Current Position                               Year             Salary ($)     Bonus ($)      Compensation
-------------------------------------------        ----------------   ------------------------------ ------------------
Phillip R. Carriger                                           2001            $127,760                      $2,615 (1)
Chairman and Chief Executive Officer,                         2000            $120,500                      $2,215 (1)
Director                                                      1999            $114,150                      $1,901 (1)
                                                              1998            $108,750                      $1,304 (1)
                                                              1997            $102,000                      $3,800 (1)

Michael T. Christian                                          2001            $103,020                      $4,053 (1)
President, Director

(1)      Represents automobile reimbursement.

Option Grants in Preceeding Fiscal Years

         The following table sets forth information concerning stock option grants to the Company's Chief Executive Officer during 1996. There were no grants prior to that time or after that time.

                                                                       # OF SECURITIES                             % OF TOTAL
                                                                      UNDERLYING OPTIONS                       OPTIONS GRANTED TO
Name                                                                       GRANTED                             EMPLOYEES IN 1996
-----------------------------                                    -----------------------------            -------------------------
Phillip R. Carriger                                                                     40,000                               51.61%

Value of Unexercised Options

         This table presents information regarding the value of unexercised options held at December 31, 1999. No stock options were exercised, and there were no SARs outstanding during 2001, 2000, 1999, 1998, 1997, or 1996.

                                                                                                         VALUE OF UNEXERCISABLE
                                                               NUMBER OF UNEXERCISED                     IN-THE-MONEY OPTIONS
                                                               OPTIONS AT FY-END (#)                     AT FY-END (1)
Name                                                          EXERCISABLE/UNEXERCISABLE                  EXERCISABLE/UNEXERCISABLE
-----------------------------                           --------------------------------------           --------------------------
Phillip R. Carriger                                                24,000/16,000                         $264,000/$176,000

(1) Dollar values were calculated by determining the difference between the price of common stock on December 31, 2001 of $21.00 per share and the exercise price of such options

Director Compensation

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2001 certain information with respect to the shares of the common stock of the Company beneficially owned by the shareholders known to the Company to own beneficially more than 5% of the shares and the shares of common stock beneficially owned by the Company's directors and executive officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all presently exercisable options and options that will become exercisable within 120 days from the date of this table, that have been issued pursuant to any of the Company's stock option plans, have been exercised.

             Name and Address                                                            Number of Shares Beneficially
           of Beneficial Owners                                                              Owned on 12/31/01 (%)
-------------------------------------------                                            -----------------------------------
Phillip R. Carriger (1)                                                                     63,250           (7.64%)
6 Fox Run Lane
Johnson City, TN 37604

Thomas J. Garland (2)                                                                       17,400           (2.10%)
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (2)                                                                        17,400           (2.10%)
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (2)                                                                           33,431           (4.04%)
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz  (4)                                                                        15,368           (1.86%)
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (3)                                                                   12,400           (1.50%)
810 Cloudland Drive
Johnson City, TN 37601

Scott M. Niswonger                                                                          81,500           (9.85%)
1508 Crestwood Dr.
Greeneville, TN 37745

Michael Christian                                                                            8,000            (.97%)
110 Belmeade Circle
Johnson City,TN 37601

All Directors and Executive Officers as a group (eight persons) (8)                        248,749           30.06%

(1) Includes 40,000 shares which Mr. Carriger currently has a right to acquire under Company stock options.

(2) Includes 7,400 shares which each of these directors currently has a right to acquire under Company stock options.

(3)
Includes 2,400 chares which Dr. Gibson currently has a right to acquire under Company stock options.

(4) Includes 91,500 shares which all officers and directors as a group currently have a right to purchase under Company stock options.

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

There are no cases in which aggregate extensions of credit outstanding to any one director or officer and his associates exceeds 10% of the equity capital of the Bank. At December 31, 2001, the total amount of loans to directors and executive officers was $247 thousand, or approximately 2.3% of shareholder's equity.

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

                          PCB BANCORP, INC.
                          (Registrant)

               By:/s/ Phillip R. Carriger
               ----------------------------------------------------------------
               Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

               Date: March 28, 2002
               ----------------------------------------------------------------



               By:/s/ David LeVeau
               ----------------------------------------------------------------
               David LeVeau, Senior Accountant
               (Senior Accounting Officer)

               Date: March 28, 2002
               ----------------------------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               By:/s/ Phillip R. Carriger
               ----------------------------------------------------------------
               Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

               Date: March 28, 2002
               ----------------------------------------------------------------



               By:/s/ Michael T. Christian
               ----------------------------------------------------------------
               Michael T. Christian, President and Director

               Date: March 28, 2002
               ----------------------------------------------------------------



               By:/s/ Thomas J. Garland
               ----------------------------------------------------------------
               Thomas J. Garland, Director

               Date: March 28, 2002
               ----------------------------------------------------------------



               By:/s/ Timothy P. Jones
               ----------------------------------------------------------------
               Timothy J. Jones, Director

               Date: March 28, 2002
               ----------------------------------------------------------------



               By:/s/ C.C. Marshall
               ----------------------------------------------------------------
               C.C. Marshall, Director

               Date: March 28, 2002
               ----------------------------------------------------------------

               By:/s/ J.D. Swartz
               ----------------------------------------------------------------
               J.D. Swartz, Director

               Date: March 28, 2002
               ----------------------------------------------------------------



               By:/s/ James W. Gibson
               ----------------------------------------------------------------
               James W. Gibson, Director

               Date: March 28, 2002
               ----------------------------------------------------------------



               By:/s/ Scott M. Niswonger
               ----------------------------------------------------------------
               Scott M. Niswonger, Director

               Date: March 28, 2002
               ----------------------------------------------------------------