Form 10QSB
period 2002-03-31
PCB BANCORP INC
filed 2002-05-15
CIK 1016467

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File No. 33-4984

PCB BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1641671

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

300 Sunset Dr : Johnson City, Tennessee	37604

(Address of Principal Executive Office)	(Zip Code)

(423) 915-2232

(Issuer’s Telephone Number Including Area Code)

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

Yes [ X ]           No [   ]

827,500

(Outstanding shares of the issuer’s common stock as of March 31, 2002)

Transitional Small Business Disclosure Format

Yes [   ]           No [ X ]

PCB BANCORP, INC.
INDEX

Number		Page

PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets
	March 31, 20001 (Unaudited) and December 31, 2001	2
	Consolidated Statements of Income
	Three Months ended March 31, 2002 and 2001 (Unaudited)	3
	Three Months ended March 31, 2002 and 2001 (Unaudited)	3
	Consolidated Statement of Shareholders’ Equity
	Three Months ended March 31, 2002 (Unaudited)	6
	Twelve Months ended December 31, 2001
	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2002 and 2001 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	15
Item 2	Changes in Securities	15
Item 3	Default Upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	15

PCB BANCORP, INC.

FINANCIAL STATEMENTS

WITH

ACCOUNTANTS’ REVIEW REPORT

For the Quarters Ended March 31, 2002 and 2001

ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN 37602

     We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of March 31, 2002 and the related consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2002 and the consolidated statements of income for the three months ended March 31, 2002 and 2001 and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 in accordance with statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of PCB Bancorp, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

BLACKBURN, CHILDERS & STEAGALL, PLC

April 22, 2002

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and Due from Banks	$6,039,662	6,040,810
Federal Funds Sold	10,016,000	7,573,000
Securities Held-to-Maturity	100,376	100,412
Securities Available-for-Sale	24,867,551	22,163,522
Loans Held for Sale	801,035	732,723
Loans Receivable, Net of Allowance for Loan Losses and Deferred Loan Origination Fees	92,750,367	88,960,311
Interest Receivable	710,114	608,365
Premises and Equipment, Net of Accumulated Depreciation	2,648,797	2,671,769
Restricted Investments – Stock in Federal Home Loan Bank, Cost	342,400	338,700
Deferred Tax Asset	215,838	181,853
Other Assets	761,321	822,794

Total Assets	$139,253,461	130,194,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand Deposits	$13,518,263	14,682,509
Savings and NOW Deposits	82,607,673	67,033,953
Other Time Deposits	24,813,441	29,420,183
Interest Payable	155,452	195,124
Dividend Payable	66,200	66,200
Line of Credit	6,000,000	6,000,000
Accounts Payable and Other Liabilities	1,077,860	2,027,823

Total Liabilities	128,238,889	119,425,792

SHAREHOLDERS’ EQUITY:
Common Stock – $1 par value; 3,000,000 shares authorized; 827,500 and 827,500 shares issued and outstanding at 3-31-02 and 12-31-01, respectively	827,500	827,500
Additional Paid-in Capital	7,474,500	7,474,500
Retained Earnings	2,658,559	2,344,632
Accumulated Other Comprehensive Income	54,013	121,835

Total Shareholder’s Equity	11,014,572	10,768,467

Total Liabilities and Shareholders’ Equity	$139,253,461	130,194,259

See Accompanying Notes and Accountants’ Review Report

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended

	March 31,	March 31,
	2002	2001

INTEREST INCOME:
Interest on Loans	$1,615,332	1,877,321
Interest on Investments	326,081	404,110
Interest on Federal Funds Sold	36,540	27,194

Total Interest Income	1,977,953	2,308,625

INTEREST EXPENSE:
Interest on Interest Bearing Checking Accounts	22,233	26,819
Interest on Money Market Accounts	308,431	167,637
Interest on Passbook Accounts	165,063	225,105
Interest on Certificates of Deposit	253,164	906,887
Interest on Other Borrowed Funds	73,650	61,477

Total Interest Expense	822,541	1,387,925

Net Interest Income	1,155,412	920,700
Provision for Loan Losses	46,300	76,529

Net Interest Income after Provision for Loan Losses	1,109,112	844,171

NON-INTEREST INCOME:
Service Charges	92,337	99,478
Loan Origination Fees	169,891	124,593
Net Realized Gain on Sales and Calls of Securities	—	7,720
Net Realized Loss on Sale of Other Real Estate Owned	(2,363)	—
Miscellaneous	118	5,938

Total Non-Interest Income	259,983	237,729

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended

	March 31,	March 31,
	2002	2001

NON-INTEREST EXPENSES:
Salaries	416,620	365,667
Payroll Taxes	36,229	32,016
Employee Benefits	40,640	35,309
Occupancy Expense	22,989	25,268
Rental Expense	8,100	7,500
Furniture and Equipment Expense	4,590	5,330
Computer Equipment Expense	19,551	24,243
Stationery, Supplies and Printing	20,978	20,518
Postage, Express and Freight	22,570	22,211
Telephone Expense	16,932	12,535
Vehicle Expense	5,648	5,112
Outside Services	53,014	46,017
Teller Over and Short	279	82
Advertising and Promotion	23,148	13,475
Loan Collection Expense	34,594	2,225
Bank Security and Protection	976	890
FDIC Assessment	4,761	5,100
Insurance	12,925	14,702
Dues and Subscriptions	5,066	5,335
Franchise Tax Expense	7,250	6,800
Refunds and Reimbursements	2,103	2,935
Travel and Meetings	1,085	251
Contributions	2,525	2,050
Depreciation and Amortization	71,822	70,734
Directors’ Fees	14,200	12,050
Miscellaneous Expenses	15,685	8,195

Total Non-Interest Expenses	864,280	746,550

Income Before Taxes	504,815	335,350

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended

	March 31,	March 31,
	2002	2001

Income Before Taxes (Brought Forward)	504,815	335,350
INCOME TAX PROVISION:
Income Tax Expense	124,688	107,499

Net Income	$380,127	227,851

Net Income per Share-Basic	$.46	.28

Net Income per Share-Assuming Dilution	$.43	.26

See Accompanying Notes and Accountants’ Review Report

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balances, January 1, 2001	$817,700	7,367,500	1,483,766	14,315	9,683,281
COMPREHENSIVE INCOME:
Net Income	—	—	1,098,783	—	1,098,783
Other Comprehensive Income
Net of Tax:
Change In Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $71,681				107,520	107,520

Total Comprehensive Income					1,206,303
Stock Option Exercised	9,800	107,000		—	116,800
Cash Dividends	—	—	(237,917)	—	(237,917)

Balances, December 31, 2001	$827,500	7,474,500	2,344,632	121,835	10,768,467
COMPREHENSIVE INCOME:
Net Income	—	—	380,127	—	380,127
Other Comprehensive Income
Net of Tax:
Change in Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $(45,215)				(67,822)	(67,822)

Total Comprehensive Income					312,305
Cash Dividends	—	—	(66,200)	—	(66,200)

Balances, March 31, 2002	$827,500	7,474,500	2,658,559	54,013	11,014,572

See Accompanying Notes and Accountants’ Review Report

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$380,127	227,851
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation Expense	71,822	70,734
Provision for Loan Losses	46,300	76,529
Discount Accretion Net of Premium Amortization	(19,401)	(41,637)
Origination of Mortgage Loans Held for Sale	(6,470,683)	(5,740,200)
Proceeds from Mortgage Loans Sold	6,403,506	5,487,525
Net Realized Gains on Sales and Calls of Securities	—	(7,720)
Deferred Income Tax	(33,985)	(39,036)
(Increase) Decrease in Assets:
Interest Receivable	(101,749)	(25,498)
Other Assets	61,473	(119,940)
Increase (Decrease) in Liabilities:
Interest Payable	(39,672)	(65,847)
Other Liabilities	(949,963)	3,944,022

Net Cash Provided by (Used for) Operating Activities	(652,225)	3,766,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold	(2,443,000)	(2,136,000)
Purchases of Available-for-Sale Securities	(3,509,600)	(5,633,475)
Proceeds from Maturities and Calls of Available-For-Sale Securities	—	4,541,397
Principal Payments Received on Mortgage Back Securities	631,051	233,519
Purchases of Restricted Investments	(3,700)	(5,800)
Purchases of Premises and Equipment	(48,850)	(2,911)
Loan Participations Bought	(1,089,995)	—
Loan Participations Sold	4,350,000	—
Proceeds from Sale of Foreclosed Property	125,000	—
Net Increase in Loans	(7,096,361)	(584,807)

Net Cash Used for Investing Activities	(9,085,455)	(3,588,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(66,200)	(57,239)
Net Increase in Deposits	9,802,732	536,406

Net Cash Provided by Financing Activities	9,736,532	479,167

Increase (Decrease) in Cash and Cash Equivalents	(1,148)	657,873

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31, 2002	March 31, 2001

Increase (Decrease) in Cash and Cash Equivalents	(1,148)	657,873
(Brought Forward)
Cash and Cash Equivalents, Beginning of Year	6,040,810	4,289,021

Cash and Cash Equivalents, End of Period	$6,039,662	4,946,894

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest	$859,689	1,453,772

Cash Paid during the Period for Income Taxes	$183,031	126,767

See Accompanying Notes and Accountants’ Review Report

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The significant accounting policies disclosed in the December 31, 2001 audited financial statements have been consistently followed. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2.    FINANCIAL STATEMENT PRESENTATION

Certain amounts in the March 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 presentation.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.    INVESTMENTS:

     The amortized costs of securities and their approximate fair values are as follows:

	March 31, 2002 (unaudited)				December 31, 2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-Sale
U.S. Government Federal Agencies	$7,287,938	27,700	108,467	7,207,171	5,930,185	31,893	708	5,961,370
State and Municipal Governments	10,742,548	154,722	75,911	10,821,359	9,676,293	118,493	85,964	9,708,822
Corporate Securities	522,739	—	6,039	516,700	—	—	—	—
Mortgage-Backed Securities	6,224,632	117,312	19,623	6,322,321	6,353,985	145,780	6,435	6,493,330

Total Available-for-Sale	24,777,857	299,734	210,040	24,867,551	21,960,463	296,166	93,107	22,163,522

Held-to-Maturity
State and Municipal Governments	100,376	688	—	101,064	100,412	474	—	100,886

Total Held-to-Maturity	100,376	688	—	101,064	100,412	474	—	100,886

Total Investment Securities	$24,878,233	300,422	210,040	24,968,615	22,060,875	296,640	93,107	22,264,408

The amortized cost and market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Amounts maturing in:
One year or less	$—	—	215,000	216,526
After one year through five years	—	—	3,322,566	3,370,958
After five years through ten years	—	—	6,537,906	6,541,142
After ten years	100,412	100,886	5,531,006	5,541,566
Mortgage-Backed Securities	—	—	6,353,985	6,493,330

	$100,412	100,886	21,960,463	22,163,522

Accrued interest on investments at March 31, 2002 and December 31, 2001 was $296,726 and $190,519 respectively. During the year ended December 31, 2001 and the three months ended March 31, 2002 the bank received $12,207,993 and $0 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $12,125,126 and $0 resulting in a realized gain of $82,867 and $0 on sales and calls of securities, respectively.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    LOANS RECEIVABLE:

Loans are summarized as follows:

	March 31, 2002	December 31,
	(unaudited)	2001

Commercial	$48,725,980	42,439,024
Residential Real Estate	9,220,342	9,155,830
Installment	33,569,627	36,107,446
Consumer	2,390,705	2,354,874
Other	120,602	127,013

	94,027,256	90,184,187
Allowance for Loan Losses	(1,147,761)	(1,116,566)
Net Deferred Loan Origination Fees	(129,128)	(107,310)

	$92,750,367	88,960,311

An analysis of the change in the allowance for loan losses follows:

	March 31, 2002	December 31,
	(unaudited)	2001

Balance at Beginning of Period	$1,116,566	996,767
Provision for Loan Losses	46,300	335,426
Loans Charged Off	(29,018)	(203,061)
Recoveries on Loans	13,913	(12,566)

Balance at End of Period	$1,147,761	1,116,566

A summary of loans by estimated maturity as of December 31, 2001 is as follows:

Maturity within one year	$38,638,067
One to five years	48,457,575
Over five years	3,088,545

$90,184,187

Accrued interest receivable on loans at March 31, 2002 and December 31, 2001 was $413,392 and $417,846, respectively.

At December 31, 2001, the total recorded investment in impaired loans amounted to $298,959. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2001, is $185,000. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss and is classified as substandard is $113,959. The amount of accrued interest is recognized prior to principal for any cash receipts on impaired loans. Interest income in the amount of $0 was recognized for cash receipts during 2001.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    EARNINGS PER SHARE:

	FOR THE PERIOD ENDED

	March 31, 2002			December 31,
	(unaudited)			2001

	Weighted-Average			Weighted-Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$380,127	—	—	1,098,783	—	—
Basic EPS
Income Available to Common Stockholders	380,127	827,500	.46	1,098,783	818,657	1.34
Effect of Dilutive Options
Stock Options
(using the Treasury Stock Method)	—	53,888	—	—	62,731	—

Diluted EPS
Income Available to Common Stockholders plus Assumed Exercise of Options	$380,127	881,388	.43	1,098,783	881,388	1.25

Financial Condition

People’s Community Bank (the “Bank”) represents virtually all of the assets of PCB Bancorp, Inc. (the “Company”). The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the first quarter of 2002. Total assets have grown $9.06 million or 7% since December 31, 2001.

Loans have increased $3.79 million or 4.26% since December 31, 2001. Investment securities have increased $2.7 million or 12.15% since December 31, 2001.

Nonperforming Assets and Risk Elements. The bank had $114,000 in nonperforming assets at March 31, 2002. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2002, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $299,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $185,000, leaving a balance classified as substandard of $114,000. The Bank also currently has $588,000 in other real estate owned.

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

Liquidity and Capital Resources

Liquidity is adequate with cash and due from banks of $6.04 million as of March 31, 2002. In addition, loans and investment securities repricing or maturing in one year or less exceeded $38 million at March 31, 2002. The Bank has approximately $7.3 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $1.2 at March 31, 2002. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $14.6 million with $8.3 million having been drawn as of March 31, 2002. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Total equity capital of the Company at March 31, 2002 is $11 million or 7.9% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements as of March 31, 2002 for all regulatory agencies. The Bank’s capital ratios as of March 31, 2002 are as follows:

Tier 1 capital	7.88%
Tier 2 capital	.85%
Total risk-based	11.04%

Results of Operations

The company had net income of $380,127 during the first quarter of 2002 compared to the net income of $227,851 during the first quarter of 2001. Net interest income increased $265,000 or 31.4%, and total non-interest income was up $22,000 or 9.4%.

Interest income and interest expense both decreased from 2001 to 2002 because of the decrease in the prime rate and Fed Fund rate from March 2001 to March 2002. Our Cost/Yield Spread for the Bank remains strong at 4.47%, improving over 70 basis points compared to the first quarter in 2001. The growth in non-interest income for the period ending March 31, 2002 reflects the increase in deposits and gains realized on securities and other real estate sold by the Bank during 2001 and 2002.

The provision for loan losses was $46,000 in the first quarter of 2002 down from the $77,000 in the first quarter in 2001. The allowance for loan losses of $1,148,000 at March 31, 2002 (approximately 1.2% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

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

PCB BANCORP, INC.

(Registrant)

5/15/02	/s/ Phillip R. Carriger

(Date)	Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

5/15/02	/s/ Michael Christian

(Date)	Michael Christian, President