Form 10QSB
period 2002-06-30
PCB BANCORP INC
filed 2002-08-13
CIK 1016467

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS FORM 10-QSB IS BEING
FILED IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes  [X]      No  [   ]

828,100

(Outstanding shares of the issuer’s common stock as of June 30, 2002)

Transitional Small Business Disclosure Format

Yes  [   ]      No  [X]

PCB BANCORP, INC.

INDEX

Number		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	June 30, 2002 (Unaudited) and December 31, 2001	2

	Consolidated Statements of Income
	Six Months ended June 30, 2002 and 2001 (Unaudited)
	Three Months ended June 30, 2002 and 2001 (Unaudited)	3-5

	Consolidated Statement of Shareholders’ Equity
	Six Months ended June 30, 2002 (Unaudited)
	Twelve Months ended December 31, 2001	6

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2002 and 2001 (Unaudited)	7-8

	Notes to the Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Default Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

PCB BANCORP, INC.

FINANCIAL STATEMENTS

WITH

ACCOUNTANTS’ REVIEW REPORT

For the Quarters Ended June 30, 2002 and 2001

ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN 37602

We have reviewed the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of June 30, 2002 and the related consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2002 and the consolidated statements of income for the three and six months ended June 30, 2002 and 2001 and consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Bank’s management.

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

BLACKBURN, CHILDERS & STEAGALL, PLC

July 16, 2002

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and Due from Banks	$7,483,235	6,040,810
Federal Funds Sold	3,057,000	7,573,000
Securities Held-to-Maturity	—	100,412
Securities Available-for-Sale	26,083,047	22,163,522
Loans Held for Sale	657,314	732,723
Loans Receivable, Net of Allowance for Loan Losses and Deferred Loan Origination Fees	99,214,415	88,960,311
Interest Receivable	635,232	608,365
Premises and Equipment, Net of Accumulated Depreciation	2,603,833	2,671,769
Restricted Investments	396,400	338,700
Deferred Tax Assets	95,327	181,853
Other Assets	646,037	822,794

Total Assets	$140,871,840	130,194,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand Deposits	$14,986,992	14,682,509
Savings and NOW Deposits	86,428,286	67,033,953
Other Time Deposits	21,076,137	29,420,183
Interest Payable	118,904	195,124
Dividend Payable	66,248	66,200
Line of Credit	6,000,000	6,000,000
Accounts Payable and Other Liabilities	447,644	2,027,823

Total Liabilities	129,124,211	119,425,792

SHAREHOLDERS’ EQUITY:
Common Stock — $1 par value; 3,000,000 shares authorized; 828,100 and 827,500 shares issued and outstanding at 6/30/02 and 12/31/01, respectively	828,100	827,500
Additional Paid-in Capital	7,483,300	7,474,500
Retained Earnings	3,103,927	2,344,632
Accumulated Other Comprehensive Income	332,302	121,835

Total Shareholder’s Equity	11,747,629	10,768,467

Total Liabilities and Shareholders’ Equity	$140,871,840	130,194,259

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

INTEREST INCOME:
Interest on Loans	$1,682,820	1,829,695	3,298,152	3,707,016
Interest on Investments	342,878	376,780	668,959	780,889
Interest on Federal Funds Sold	20,700	73,681	57,241	100,875

Total Interest Income	2,046,398	2,280,156	4,024,352	4,588,780

INTEREST EXPENSE:
Interest on Interest Bearing Checking Accounts	21,284	26,579	43,518	53,398
Interest on Money Market Accounts	322,072	180,771	630,503	348,408
Interest on Passbook Accounts	179,743	231,940	344,806	457,044
Interest on Certificates of Deposit	189,623	880,056	442,787	1,786,943
Interest on Other Borrowed Funds	72,329	71,924	145,979	133,402

Total Interest Expense	785,051	1,391,270	1,607,593	2,779,195

Net Interest Income	1,261,347	888,886	2,416,759	1,809,585
Provision for Loan Losses	(13,051)	52,379	33,249	128,908

Net Interest Income after Provision for Loan Losses	1,274,398	836,507	2,383,510	1,680,677

NON-INTEREST INCOME:
Service Charges	107,061	101,558	199,398	201,037
Loan Origination Fees	207,716	125,913	377,607	250,507
Net Realized Gain on Sales and Calls of Securities	10,046	47,039	10,046	54,759
Net Realized Gain on Sale of Other Real Estate Owned	24,378	—	22,015	—
Net Unrealized Impairment Loss on Other Real Estate Owned	(60,772)	—	(60,772)	—
Miscellaneous	839	9,757	956	15,694

Total Non-Interest Income	289,268	284,267	549,250	521,997

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

NON-INTEREST EXPENSE:
Salaries	$419,185	385,200	835,805	750,866
Payroll Taxes	33,776	29,278	70,004	61,294
Employee Benefits	39,738	35,120	80,378	70,428
Occupancy Expense	26,017	27,231	49,006	52,499
Rental Expense	12,600	10,607	20,700	18,107
Furniture and Equipment Expense	4,802	10,144	9,392	15,475
Computer Equipment Expense	35,312	21,357	54,863	45,600
Stationery, Supplies and Printing	15,352	19,476	36,330	39,995
Postage, Express and Freight	23,748	23,111	46,318	45,322
Telephone Expense	18,463	10,705	35,395	23,240
Vehicle Expense	6,431	5,621	12,078	10,732
Outside Services	31,994	18,346	87,508	64,364
Teller Over and Short	388	(541)	668	(459)
Advertising and Promotion	16,124	16,224	39,272	29,699
Loan Collection Expense	48,439	254	83,032	2,479
Bank Security and Protection	1,664	1,282	2,640	2,172
FDIC Assessment	4,810	4,941	9,572	10,041
Insurance	12,890	10,050	25,815	24,752
Dues and Subscriptions	5,606	3,246	10,672	8,581
Franchise Tax Expense	7,500	6,783	14,750	13,583
Refunds and Reimbursements	3,856	1,773	5,959	4,708
Travel and Meetings	1,213	835	2,298	1,086
Contributions	2,934	2,100	5,459	4,150
Depreciation	73,568	73,098	145,390	143,832
Directors’ Fees	16,050	11,200	30,250	23,250
Miscellaneous Expenses	14,306	12,995	29,991	21,190

Total Non-Interest Expenses	876,766	740,436	1,743,545	1,486,986

Income Before Taxes	686,900	380,338	1,189,215	715,688

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Income Before Taxes (Brought Forward)	$686,900	380,338	1,189,215	715,688

INCOME TAX PROVISION:
Income Tax Expense	172,784	122,671	297,472	230,170

Net Income	$514,116	257,667	891,743	485,518

Net Income per Share-Basic	$.62	.32	1.08	.59

Net Income per Share-Assuming Dilution	$.58	.29	1.01	.55

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balances, January 1, 2001	$817,700	7,367,500	1,483,766	14,315	9,683,281
COMPREHENSIVE INCOME:
Net Income	—	—	1,098,783	—	1,098,783
Other Comprehensive Income Net of Tax:
Change In Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $71,681				107,520	107,520

Total Comprehensive Income					1,206,303
Stock Option Exercised	9,800	107,000	—	—	116,800
Cash Dividends	—	—	(237,917)	—	(237,917)

Balances, December 31, 2001	$827,500	7,474,500	2,344,632	121,835	10,768,467
COMPREHENSIVE INCOME (UNAUDITED):
Net Income	—	—	891,743	—	891,743
Other Comprehensive Income Net of Tax:
Change in Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $140,311				210,467	210,467

Total Comprehensive Income					1,102,210
Stock Option Exercised	600	8,800	—	—	9,400
Cash Dividends	—	—	(132,448)	—	(132,448)

Balances, June 30, 2002	$828,100	7,483,300	3,103,927	332,302	11,747,629

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Six Months Ended

	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$891,743	485,518
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Depreciation Expense	145,390	143,832
Loss on Sale of Assets	—	182
Realized Gain on Sale of Other Real Estate Owned	(22,015)	—
Unrealized Impairment Loss on Other Real Estate Owned	60,772	—
Provision for Loan Losses	(13,051)	128,908
Discount Accretion Net of Premium Amortization	(21,615)	(63,828)
Origination of Mortgage Loans Held for Sale	(12,403,068)	(7,246,366)
Proceeds from Mortgage Loans Sold	12,478,091	6,999,425
Net Realized (Gains) Losses on Sales and Calls of Securities	(10,046)	(54,759)
Deferred Income Tax	(135,009)	(67,399)
(Increase) Decrease in Assets:
Interest Receivable	(26,867)	27,928
Other Assets	176,757	(71,164)
Increase (Decrease) in Liabilities:
Interest Payable	(76,220)	(148,484)
Other Liabilities	(1,580,179)	4,296,431

Net Cash Provided by (Used for) Operating Activities	(535,317)	4,430,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold	4,516,000	(6,934,000)
Purchases of Available-for-Sale Securities	(8,901,475)	(8,411,045)
Proceeds from Maturities and Calls of Available-For-Sale Securities	4,007,984	7,832,439
Principal Payments Received on Mortgage Back Securities	1,012,345	1,070,127
Purchases of Restricted Investments	(57,700)	(11,400)
Purchases of Premises and Equipment	(77,107)	(18,401)
Loan Participations Bought	(1,340,814)	—
Loan Participations Sold	8,460,000	—
Proceeds from Sale of Assets	—	200
Proceeds from Sale of Foreclosed Property	402,000	—
Net Increase in Loans	(17,275,261)	(3,354,219)

Net Cash Used for Investing Activities	(9,254,028)	(9,826,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(132,400)	(114,478)
Stock Option Exercised	9,400	—
Net Increase in Deposits	11,354,770	4,994,499

Net Cash Provided by Financing Activities	11,231,770	4,880,021

Increase (Decrease) in Cash and Cash Equivalents	1,442,425	(516,054)

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Six Months Ended

	June 30, 2002	June 30, 2001

Increase (Decrease) in Cash and Cash Equivalents	1,442,425	(516,054)
(Brought Forward)
Cash and Cash Equivalents, Beginning of Period	6,040,810	4,289,021

Cash and Cash Equivalents, End of Period	$7,483,235	3,772,967

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest	$1,683,813	2,927,679

Cash Paid during the Period for Income Taxes	$400,619	299,707

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2. INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

	June 30, 2002 (unaudited)				December 31, 2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-Sale
U.S. Government Federal Agencies	$6,617,642	61,041	49,992	6,628,691	5,930,185	31,893	708	5,961,370
State and Municipal Governments	11,254,134	326,268	8,771	11,571,631	9,676,293	118,493	85,964	9,708,822
Corporate Securities	521,302	13,598	—	534,900	—	—	—	—
Mortgage-Backed Securities	7,136,132	212,742	1,049	7,347,825	6,353,985	145,780	6,435	6,493,330

Total Available-for-Sale	25,529,210	613,649	59,812	26,083,047	21,960,463	296,166	93,107	22,163,522

Held-to-Maturity State and Municipal Governments	—	—	—	—	100,412	474	—	100,886

Total Held-to-Maturity	—	—	—	—	100,412	474	—	100,886

Total Investment Securities	$25,529,210	613,649	59,812	26,083,047	22,060,875	296,640	93,107	22,264,408

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

Accrued interest on investments at June 30, 2002 and December 31, 2001 was $239,319 and $190,519 respectively. During the year ended December 31, 2001 and the six months ended June 30, 2002 the bank received $12,207,993 and $4,007,984 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $12,125,126 and $3,997,938 resulting in a realized gain of $82,867 and $10,046 on sales and calls of securities, respectively.

NOTE 3. LOANS RECEIVABLE:

Loans are summarized as follows:

	June 30, 2002	December 31,
	(unaudited)	2001

Commercial	$34,506,205	42,439,024
Residential Real Estate	17,449,819	9,155,830
Non Residential Real Estate	25,338,338	—
Installment	21,641,632	36,107,446
Consumer	1,368,002	2,354,874
Other	185,345	127,013

	100,489,341	90,184,187
Allowance for Loan Losses	(1,120,312)	(1,116,566)
Net Deferred Loan Origination Fees	(154,614)	(107,310)

	$99,214,415	88,960,311

Certain loans reported as Commercial and Installment at December 31, 2001 have been reclassified as Non-Residential Real Estate at June 30, 2002. Due to complexities involved, the classifications at December 31, 2001 have not been restated.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS RECEIVABLE (CONTINUED):

An analysis of the change in the allowance for loan losses follows:

	June 30, 2002	December 31,
	(unaudited)	2001

Balance at Beginning of Period	$1,116,566	996,767
Provision for Loan Losses	33,249	335,426
Loans Charged Off	(47,532)	(203,061)
Recoveries on Loans	18,029	(12,566)

Balance at End of Period	$1,120,312	1,116,566

A summary of loans by estimated maturity as of December 31, 2001 is as follows:

Maturity within one year	$38,638,067
One to five years	48,457,575
Over five years	3,088,545

$90,184,187

Accrued interest receivable on loans at June 30, 2002 and December 31, 2001 was $395,913 and $417,846, respectively.

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

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. EARNINGS PER SHARE:

	FOR THE PERIOD ENDED

	June 30, 2002			June 30, 2001
	(unaudited)			(unaudited)

		Weighted-Average			Weighted-Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$891,743	—	—	485,518	—	—
Basic EPS
Income Available to Common Stockholders	891,743	827,802	1.08	485,518	817,700	.59
Effect of Dilutive Options
Stock Options (using the Treasury Stock Method)	—	53,955	—	—	62,173	—

Diluted EPS
Income Available to Common Stockholders plus Assumed Exercise of Options	$891,743	881,757	1.01	485,518	879,873	.55

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

People’s Community Bank (the “Bank”) represents virtually all of the assets of PCB Bancorp, Inc. (the “Company”). The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the second quarter of 2002. Total assets have grown $10.7 million or 8.2% since December 31, 2001.

Loans have increased $10.3 million or 11.53% since December 31, 2001. Investment securities have increased $3.8 million or 17.16% since December 31, 2001.

Nonperforming Assets and Risk Elements. The bank had $114,000 in nonperforming assets at June 30, 2002. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2002, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $299,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $185,000, leaving a balance classified as substandard of $114,000. The Bank also currently has $487,000 in other real estate owned.

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

Liquidity and Capital Resources

Liquidity is adequate with cash and due from banks of $7.5 million as of June 30, 2002. In addition, loans and investment securities repricing or maturing in one year or less exceeded $38 million at June 30, 2002. The Bank has approximately $7.1 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $1.8 at June 30, 2002. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $14.6 million with $8.3 million having been drawn as of June 30, 2002. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Total equity capital of the Company at June 30, 2002 is $11.7 million or 8.3% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements as of June 30, 2002 for all regulatory agencies. The Bank’s capital ratios as of June 30, 2002 are as follows:

Tier 1 capital	8.10%

Tier 2 capital	.82%

Total risk-based	10.86%

Results of Operations

The company had net income of $514,116 during the second quarter of 2002 compared to the net income of $257,667 during the second quarter of 2001. Net interest income increased $372,000 or 41.9%, and total non-interest income was up $5,000 or 1.8%.

Interest income and interest expense both decreased from 2001 to 2002 because of the decrease in the prime rate and Fed Fund rate from June 2001 to June 2002. Our Cost/Yield Spread for loans remains strong at 4.47%, improving over 90 basis points compared to the second quarter in 2001. The growth in non-interest income for the period ending June 30, 2002 reflects the increase in deposits and gains realized on securities and other real estate sold by the Bank during 2001 and 2002.

The provision for loan losses was $33,000 for the first six months of 2002 down from $129,000 for the first six months in 2001. The allowance for loan losses of $1,120,000 at June 30, 2002 (approximately 1.1% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Default Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB BANCORP, INC.

(Registrant)

8/13/2002	Phillip R. Carriger

(Date)	Phillip R. Carriger, Chairman and Chief Executive Officer (Principle Executive Officer)

8/13/2002	Michael Christian

(Date)	Michael Christian, President