Form 10QSB
period 2002-09-30
PCB BANCORP INC
filed 2002-11-14
CIK 1016467

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


               For the Quarterly Period Ended September 30, 2002

                          Commission File No. 33-4984

                               PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Tennessee                                                 62-1641671
----------------------------------------------              --------------------------------------
(State or other jurisdiction of incorporation)              (I.R.S. Employer Identification Number)


  300 Sunset Dr : Johnson City, Tennessee                                     37604
----------------------------------------------              --------------------------------------
  (Address of Principal Executive Office)                                  (Zip Code)


                                 (423) 915-2232
-------------------------------------------------------------------------------
                (Issuer's Telephone Number Including Area Code)


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

                              Yes  [X]       No  [ ]


                                    828,100
-------------------------------------------------------------------------------
   (Outstanding shares of the issuer's common stock as of September 30, 2002)

                 Transitional Small Business Disclosure Format

                              Yes  [ ]       No  [X]

                               PCB BANCORP, INC.

                                     INDEX


Number                                                                        Page
------                                                                        ----

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets
                 September 30, 2002 (Unaudited) and December 31, 2001           2

            Consolidated Statements of Income
                 Nine Months ended September 30, 2002 and 2001
                 (Unaudited) 3 Three Months ended September 30, 2002
                 and 2001 (Unaudited) 3

            Consolidated Statement of Shareholders' Equity
                  Nine Months ended September 30, 2002 (Unaudited)              6
                  Twelve Months ended December 31, 2001

            Consolidated Statements of Cash                                     7
            Flows
              Nine Months Ended September 30, 2002 and 2001 (Unaudited)

            Notes to Consolidated Financial Statements (Unaudited)              9

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                  15

Item 2.     Changes in Securities                                              15

Item 3.     Default Upon Senior Securities                                     15

Item 4.     Submission of Matters to a Vote of Security Holders                15

                               PCB BANCORP, INC.




                              FINANCIAL STATEMENTS

                                      WITH

                           ACCOUNTANTS' REVIEW REPORT




            For the Three Quarters Ended September 30, 2002 and 2001

                           ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN  37602

We have reviewed the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of September 30, 2002 and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2002 and the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 and consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, in accordance with statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These consolidated financial statements are the responsibility of the Bank's management.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated February 22, 2002, but we have not performed any auditing procedures since that date.


                                    Blackburn, Childers & Steagall, PLC

October 23, 2002

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   September 30,        December 31,
                                                                                       2002                 2001
                                                                                   -------------        ------------
                                                                                   (unaudited)

                                                        ASSETS

Cash and Due from Banks                                                            $  5,994,166            6,040,810
Federal Funds Sold                                                                    5,694,000            7,573,000
Securities Held-to-Maturity                                                                  --              100,412
Securities Available-for-Sale                                                        27,067,369           22,163,522
Loans Held for Sale                                                                   1,318,251              732,723
Loans Receivable, Net of Allowance for Loan
  Losses and Deferred Loan Origination Fees                                         104,248,288           88,960,311
Interest Receivable                                                                     709,202              608,365
Premises and Equipment, Net of Accumulated Depreciation                               2,564,664            2,671,769
Restricted Investments                                                                  400,500              338,700
Deferred Tax Assets                                                                          --              181,853
Other Assets                                                                            234,870              822,794
                                                                                   ------------          -----------

           Total Assets                                                            $148,231,310          130,194,259
                                                                                   ============          ===========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Deposits:
       Demand Deposits                                                             $ 15,047,253           14,682,509
       Savings and NOW Deposits                                                      94,099,272           67,033,953
       Other Time Deposits                                                           19,466,821           29,420,183
    Interest Payable                                                                    126,384              195,124
    Dividend Payable                                                                     66,248               66,200
    Line of Credit                                                                    6,000,000            6,000,000
    Deferred Tax Liability                                                               86,165                   --
    Accounts Payable and Other Liabilities                                              957,724            2,027,823
                                                                                   ------------          -----------
           Total Liabilities                                                        135,849,867          119,425,792
                                                                                   ------------          -----------

SHAREHOLDERS' EQUITY:
    Common Stock - $1 par value; 3,000,000 shares authorized; 828,100 and
       827,500 shares issued and outstanding
       at 9/30/02 and 12/31/01, respectively                                            828,100              827,500
    Additional Paid-in Capital                                                        7,483,300            7,474,500
    Retained Earnings                                                                 3,383,831            2,344,632
    Accumulated Other Comprehensive Income                                              686,212              121,835
                                                                                   ------------          -----------
           Total Shareholder's Equity                                                12,381,443           10,768,467
                                                                                   ------------          -----------

           Total Liabilities and Shareholders' Equity                              $148,231,310          130,194,259
                                                                                   ============          ===========


             See Accompanying Notes and Accountants' Review Report.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                   The Three Months Ended            The Nine Months Ended
                                                              --------------------------------     -------------------------------
                                                              September 30,      September 30,     September 30,     September 30,
                                                                  2002               2001              2002              2001
                                                              -------------      -------------     -------------     -------------

INTEREST INCOME:
    Interest on Loans                                          $ 1,795,227         1,792,747         5,093,379         5,499,763
    Interest on Investments                                        339,139           479,667         1,008,098         1,127,489
    Interest on Federal Funds Sold                                  12,468            58,888            69,709           159,763
                                                               -----------         ---------        ----------         ---------

    Total Interest Income                                        2,146,834         2,331,302         6,171,186         6,787,015
                                                               -----------         ---------        ----------         ---------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                  23,993            25,153            67,511            78,551
    Interest on Money Market Accounts                              359,143           282,089           989,645           630,497
    Interest on Passbook Accounts                                  192,090           237,159           536,897           694,203
    Interest on Certificates of Deposit                            152,569           552,039           595,356         2,338,982
    Interest on Other Borrowed Funds                                73,576           107,437           219,555           240,839
                                                               -----------         ---------        ----------         ---------

    Total Interest Expense                                         801,371         1,203,877         2,408,964         3,983,072
                                                               -----------         ---------        ----------         ---------

    Net Interest Income                                          1,345,463         1,127,425         3,762,222         2,803,943
    Provision for Loan Losses                                      173,385            96,100           206,634           225,008
                                                               -----------         ---------        ----------         ---------

    Net Interest Income after Provision for Loan Losses          1,172,078         1,031,325         3,555,588         2,578,935
                                                               -----------         ---------        ----------         ---------

NON-INTEREST INCOME:
    Service Charges                                                 99,115           103,278           301,019           304,315
    Loan Origination Fees                                          166,758           153,619           544,365           404,126
    Net Realized Gain on Sales and Calls of Securities                  --            27,587            10,046            82,346
    Net Realized Gain (Loss) on Sale of Other
      Real Estate Owned                                            (48,496)               --           (26,480)               --
    Net Unrealized Impairment Loss on Other
      Real Estate Owned                                             22,044                --           (38,728)               --
    Miscellaneous                                                      153             6,260             1,110            21,953
                                                               -----------         ---------        ----------         ---------

    Total Non-Interest Income                                      239,574           290,744           791,332           812,740
                                                               -----------         ---------        ----------         ---------


                                  (Continued)

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    The Three Months Ended                       The Nine Months Ended
                                               -----------------------------------         ------------------------------------
                                               September 30,         September 30,         September 30,          September 30,
                                                   2002                  2001                  2002                   2001
                                               -------------         -------------         -------------          -------------

NON-INTEREST EXPENSE:
    Salaries                                     $ 436,905              380,976              1,272,711              1,131,843
    Payroll Taxes                                   32,132               29,349                102,137                 90,643
    Employee Benefits                               41,306               38,927                121,684                109,355
    Occupancy Expense                               29,967               32,447                 78,973                 84,945
    Rental Expense                                  13,950                5,593                 34,650                 23,700
    Furniture and Equipment Expense                  4,888                8,344                 14,280                 23,818
    Computer Equipment Expense                      31,096               27,412                 85,959                 73,012
    Stationery, Supplies and Printing               18,239               22,684                 54,569                 62,679
    Postage, Express and Freight                    23,918               23,350                 70,881                 68,672
    Telephone Expense                               27,140               12,551                 62,535                 35,791
    Vehicle Expense                                  6,095                5,078                 18,174                 15,811
    Outside Services                                35,375               25,047                122,883                 89,410
    Teller Over and Short                           (5,230)                 148                 (4,563)                  (310)
    Advertising and Promotion                       18,693               14,749                 57,964                 44,448
    Loan Collection Expense                         19,481                6,663                102,513                  9,141
    Bank Security and Protection                     1,978                1,235                  4,618                  3,407
    FDIC Assessment                                  5,087                4,917                 14,659                 14,958
    Insurance                                       11,732               10,564                 37,548                 35,316
    Dues and Subscriptions                           5,074                5,876                 15,747                 14,457
    Franchise Tax Expense                           51,942                6,960                 66,692                 20,543
    Refunds and Reimbursements                       2,676                3,380                  8,635                  8,088
    Travel and Meetings                              1,245                 (504)                 3,543                    582
    Contributions                                    2,995                2,140                  8,454                  6,290
    Depreciation                                    73,280               72,075                218,669                215,908
    Directors' Fees                                 16,900               12,000                 47,150                 35,250
    Miscellaneous Expenses                          13,299               17,570                 43,290                 38,760
                                                 ---------             --------             ----------             ----------
       Total Non-Interest Expenses                 920,163              769,531              2,664,355              2,256,517
                                                 ---------             --------             ----------             ----------

    Income Before Taxes                            491,489              552,538              1,682,565              1,135,158
                                                 ---------             --------             ----------             ----------


                                  (Continued)

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      The Three Months Ended                  The Nine Months Ended
                                                ---------------------------------      ----------------------------------
                                                September 30,       September 30,      September 30,        September 30,
                                                    2002               2001                2002                  2001
                                                -------------       -------------      -------------        -------------

Income Before Taxes (Brought Forward)             $491,489            552,538            1,682,565            1,135,158

INCOME TAX PROVISION:
Income Tax Expense                                 147,198            101,213              444,670              331,383
                                                  --------            -------            ---------            ---------

Net Income                                        $344,291            451,325            1,237,895              803,775
                                                  ========            =======            =========            =========

Net Income per Share-Basic                        $    .42                .55                 1.49                  .98
                                                  ========            =======            =========            =========

Net Income per Share-Assuming Dilution            $    .39                .51                 1.40                  .91
                                                  ========            =======            =========            =========


             See Accompanying Notes and Accountants' Review Report.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                             Accumulated
                                                          Additional                           Other
                                           Common           Paid-in          Retained       Comprehensive
                                           Stock            Capital          Earnings           Income           Total
                                         ----------       ----------         ---------      -------------      ----------

Balances, January 1, 2001                $  817,700        7,367,500         1,483,766          14,315          9,683,281

COMPREHENSIVE INCOME:
Net Income                                       --               --         1,098,783              --          1,098,783
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $71,681                                                                             107,520            107,520
                                                                                                              -----------
Total Comprehensive Income                                                                                      1,206,303
Stock Option Exercised                        9,800          107,000                --              --            116,800
Cash Dividends                                   --               --          (237,917)             --           (237,917)
                                         ----------        ---------         ---------         -------         ----------

Balances, December 31, 2001              $  827,500        7,474,500         2,344,632         121,835         10,768,467

COMPREHENSIVE INCOME (UNAUDITED):
Net Income                                       --               --         1,237,895              --          1,237,895
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
            of $376,251                                                                        564,377            564,377
                                                                                                              -----------
Total Comprehensive Income                                                                                      1,802,272
Stock Option Exercised                          600            8,800                --              --              9,400
Cash Dividends                                   --               --          (198,696)             --           (198,696)
                                         ----------        ---------         ---------         -------         ----------

Balances, September 30, 2002             $  828,100        7,483,300         3,383,831         686,212         12,381,443
                                         ==========        =========        ==========         =======        ===========


             See Accompanying Notes and Accountants' Review Report.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         The Nine Months Ended
                                                                                ------------------------------------------
                                                                                September 30, 2002      September 30, 2001
                                                                                ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                     $  1,237,895                 803,775
    Adjustments to Reconcile Net Income to Net Cash
      Provided by (Used for) Operating Activities:
        Depreciation Expense                                                            218,669                 215,908
        Loss on Sale of Assets                                                               --                     137
        Realized (Gain) Loss on Sale of Other Real Estate Owned                          26,480                      --
        Unrealized Impairment Loss on Other Real Estate Owned                            38,728                      --
        Provision for Loan Losses                                                       206,634                 225,008
        Non-cash Tax Adjustment                                                              --                 (77,867)
        Discount Accretion Net of Premium Amortization                                  (27,104)                (86,911)
        Origination of Mortgage Loans Held for Sale                                 (19,216,957)            (12,420,116)
        Proceeds from Mortgage Loans Sold                                            18,632,755              12,101,018
        Net Realized (Gains) Losses on Sales and Calls of Securities                    (10,046)                (82,346)
        Deferred Income Tax                                                            (189,456)                (91,955)
    (Increase) Decrease in Assets:
        Interest Receivable                                                            (100,837)                 29,544
        Other Assets                                                                    587,924                (349,653)
    Increase (Decrease) in Liabilities:
Interest Payable                                                                        (68,740)               (254,176)
        Other Liabilities                                                            (1,070,099)              4,146,266
                                                                                   ------------             -----------

        Net Cash Provided by (Used for) Operating Activities                            265,846               4,158,632
                                                                                   ------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                     1,879,000              (3,486,000)
    Purchases of Available-for-Sale Securities                                      (11,197,791)            (10,315,286)
    Proceeds from Maturities and Calls of Available-For-Sale Securities               5,039,464              10,873,824
    Principal Payments Received on Mortgage Backed Securities                         1,619,430               1,472,447
    Purchases of Restricted Investments                                                 (61,800)                (22,900)
    Purchases of Premises and Equipment                                                (110,635)                (24,407)
    Loan Participations Bought                                                       (2,719,212)                     --
    Loan Participations Sold                                                          8,460,000                      --
    Proceeds from Sale of Assets                                                             --                     245
    Proceeds from Sale of Foreclosed Property                                           727,000                      --
    Net Increase in Loans                                                           (21,235,399)             (2,723,898)
                                                                                   ------------             -----------

    Net Cash Provided by (Used for) Investing Activities                            (17,599,943)             (4,225,975)
                                                                                   ------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                                     (198,648)               (171,717)
    Stock Option Exercised                                                                9,400                      --
    Net Increase in Deposits                                                         17,476,701               1,040,514
                                                                                   ------------             -----------

    Net Cash Provided by Financing Activities                                        17,287,453                 868,797
                                                                                   ------------             -----------

    Increase (Decrease) in Cash and Cash Equivalents                                    (46,644)                801,454


                                  (Continued)

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   The Nine Months Ended
                                                          ----------------------------------------
                                                          September 30, 2002    September 30, 2001
                                                          ------------------    ------------------

 Increase (Decrease) in Cash and Cash Equivalents                (46,644)              801,454
   (Brought Forward)

Cash and Cash Equivalents, Beginning of Period                 6,040,810             4,289,021
                                                             -----------             ---------


Cash and Cash Equivalents, End of Period                     $ 5,994,166             5,090,475
                                                             ===========             =========

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest                     $ 2,477,704             4,202,800
                                                             ===========             =========

Cash Paid during the Period for Income Taxes                 $   532,849               386,177
                                                             ===========             =========


             See Accompanying Notes and Accountants' Review Report.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:


                                    September 30, 2002 (unaudited)                             December 31, 2001
                            -------------------------------------------------    ----------------------------------------------
                                              Gross       Gross                                 Gross       Gross
                              Amortized    Unrealized  Unrealized     Fair       Amortized    Unrealized  Unrealized    Fair
                                Cost          Gains      Losses       Value         Cost        Gains       Losses      Value
                            -----------    ----------  ----------  ----------    ----------   ----------  ---------- ----------

Available-for-Sale
U.S. Government
  Federal Agencies          $ 7,464,247      137,516     19,996     7,581,767     5,930,185     31,893        708     5,961,370
State and Municipal
  Governments                11,402,231      712,658         --    12,114,889     9,676,293    118,493     85,964     9,708,822
Corporate Securities            519,847       34,203         --       554,050            --         --         --            --
Mortgage-Backed
  Securities                  6,537,358      279,305         --     6,816,663     6,353,985    145,780      6,435     6,493,330
                            -----------    ---------     ------    ----------    ----------    -------     ------    ----------

Total Available-for-Sale     25,923,683    1,163,682     19,996    27,067,369    21,960,463    296,166     93,107    22,163,522
                            -----------    ---------     ------    ----------    ----------    -------     ------    ----------

Held-to-Maturity
State and Municipal
  Governments                        --           --         --            --       100,412        474         --       100,886
                            -----------    ---------     ------    ----------    ----------    -------     ------    ----------

Total Held-to-Maturity               --           --         --            --       100,412        474         --       100,886
                            -----------    ---------     ------    ----------    ----------    -------     ------    ----------

Total Investment
  Securities                $25,923,683    1,163,682     19,996    27,067,369    22,060,875    296,640     93,107    22,264,408
                            ===========    =========     ======    ==========    ==========    =======    ======    ==========

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

                                                          Held-to-Maturity                          Available-for-Sale
                                                   ------------------------------            --------------------------------
                                                   Amortized               Fair              Amortized                Fair
                                                     Cost                  Value                Cost                  Value
                                                   --------               -------            ----------            ----------
Amounts maturing in:
     One year or less                              $     --                    --               215,000               216,526
     After one year through five years                   --                    --             3,322,566             3,370,958
     After five years through ten years                  --                    --             6,537,906             6,541,142
     After ten years                                100,412               100,886             5,531,006             5,541,566
     Mortgage-Backed Securities                          --                    --             6,353,985             6,493,330
                                                   --------               -------            ----------            ----------
                                                   $100,412               100,886            21,960,463            22,163,522
                                                   ========               =======            ==========            ==========

Accrued interest on investments at September 30, 2002 and December 31, 2001 was $266,578 and $190,519 respectively. During the year ended December 31, 2001 and the nine months ended September 30, 2002 the bank received $12,207,993 and $5,039,464 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $12,125,126 and $5,029,418 resulting in a realized gain of $82,867 and $10,046 on sales and calls of securities, respectively.

NOTE 3.  LOANS RECEIVABLE:

Loans are summarized as follows:

                                            September 30, 2002          December 31,
                                               (unaudited)                  2001
                                            ------------------          -----------

Commercial                                    $  26,708,505              42,439,024
Residential Real Estate                          19,521,398               9,155,830
Non Residential Real Estate                      43,850,281                      --
Installment                                      15,060,144              36,107,446
Consumer                                            497,499               2,354,874
Other                                               134,976                 127,013
                                              -------------             -----------
                                                105,772,803              90,184,187
Allowance for Loan Losses                        (1,268,876)             (1,116,566)
Net Deferred Loan Origination Fees                 (255,639)               (107,310)
                                              -------------             -----------

                                              $ 104,248,288              88,960,311
                                              =============              ==========

Certain loans reported as Commercial and Installment at December 31, 2001 have been reclassified as Non-Residential Real Estate at September 30, 2002. Due to complexities involved, the classifications at December 31, 2001 have not been restated.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  LOANS RECEIVABLE (CONTINUED):

An analysis of the change in the allowance for loan losses follows:

                                       September 30, 2002         December 31,
                                          (unaudited)                  2001
                                       ------------------         ------------

Balance at Beginning of Period            $ 1,116,566                996,767
Provision for Loan Losses                     206,634                335,426
Loans Charged Off                             (71,430)              (203,061)
Recoveries on Loans                            17,106                (12,566)
                                          -----------              ---------

Balance at End of Period                  $ 1,268,876              1,116,566
                                          ===========              =========


A summary of loans by estimated maturity as of December 31, 2001 is as follows:


       Maturity within one year              $38,638,067
       One to five years                      48,457,575
       Over five years                         3,088,545
                                             -----------

                                             $90,184,187

Accrued interest receivable on loans at September 30, 2002 and December 31, 2001 was $442,624 and $417,846, respectively.

At December 31, 2001, the total recorded investment in impaired loans amounted to $298,959. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2001, is $185,000. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss and is classified as substandard is $113,959. The amount of accrued interest is recognized prior to principal for any cash receipts on impaired loans. Interest income in the amount of $0 was recognized for cash receipts during 2002.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  EARNINGS PER SHARE:

                                                                            FOR THE PERIOD ENDED
                                       -------------------------------------------------------------------------------------------
                                                    September 30, 2002                              September 30, 2001
                                                      (unaudited)                                      (unaudited)
                                       -------------------------------------------      ------------------------------------------
                                                      Weighted-Average                               Weighted-Average
                                       -------------------------------------------      ------------------------------------------
                                         Income            Shares        Per-Share        Income           Shares        Per-Share
                                       (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)      Amount
                                       -----------     -------------     ---------      -----------     -------------    ---------

Net Income                             $1,237,895               --            --           803,775               --           --

Basic EPS
  Income Available to
  Common Stockholders                   1,237,895          827,902          1.50           803,775          817,700          .98

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                      --           53,855            --                --           62,173           --
                                       ----------          -------          ----          --------          -------          ---

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options          $1,237,895          881,757          1.40          $803,775          879,873          .91
                                       ==========          =======          ====          ========          =======          ===

                              FINANCIAL CONDITION

People's Community Bank (the "Bank") represents virtually all of the assets of PCB Bancorp, Inc. (the "Company"). The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the third quarter of 2002. Total assets have grown $18 million or 13.85% since December 31, 2001.

Loans have increased $15.3 million or 17.19% since December 31, 2001. Investment securities have increased 4.8 million or 21.57% since December 31, 2001.

NONPERFORMING ASSETS AND RISK ELEMENTS. The bank had $682,000 in nonperforming assets at September 30, 2002. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2002, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has impaired loans totaling $299,000. In reference to the impaired loans, the Bank has related allowance for credit losses totaling $185,000, leaving a balance classified as substandard of $114,000. The Bank also currently has $137,000 in other real estate owned.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $6 million as of September 30, 2002. In addition, loans and investment securities repricing or maturing in one year or less exceeded $38 million at September 30, 2002. The Bank has approximately $11.6 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $1.5 at September 30, 2002. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $14.6 million with $8.3 million having been drawn as of September 30, 2002. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company's liquidity, capital resources, or results of operations.

Total equity capital of the Company at September 30, 2002 is $12.4 million or 8.35% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of September 30, 2002 for all regulatory agencies. The Bank's capital ratios as of September 30, 2002 are as follows:

                  Tier 1 capital             7.97%

                  Tier 2 capital              .88%

                  Total risk-based          10.97%

RESULTS OF OPERATIONS

The company had net income of $344,291 during the third quarter of 2002 compared to the net income of $451,325 during the third quarter of 2001. However, the company had net income year to date through the third quarter of $1,238,000, an increase of $434,000 or 54.0% over the same period in 2001. Net interest income increased $218,000 or 19.3%, while total non-interest income was down $51,000 or 17.6%.

Interest income and interest expense both decreased from 2001 to 2002 because of the decrease in the prime rate and Fed Fund rate from September 2001 to September 2002. Our Cost/Yield Spread for loans remains strong at 4.40%, improving over 15 basis points compared to the third quarter in 2001. The decrease in non-interest income for the period ending September 30, 2002 is largely because of a $48,500 loss on the sale of Other Real Estate Owned as well as a slight decrease in service charges collected compared to a gain of $41,000 from securities in the same period for 2001.

The provision for loan losses was $206,600 for the first nine months of 2002 down from $225,000 for the first nine months in 2001. The allowance for loan losses of $1,269,000 at September 30, 2002 (approximately 1.20% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Default Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 99.1 - Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PCB BANCORP, INC.
                                    -------------------------------------------
                                                  (Registrant)


11/14/2002                          Phillip R. Carriger
----------                          -------------------------------------------
  (Date)                            Phillip R. Carriger, Chairman and
                                    Chief Executive Officer
                                    (Principle Executive Officer)


11/14/2002                          Michael Christian
----------                          -------------------------------------------
(Date)                              Michael Christian, President