Form 10KSB
period 2002-12-31
PCB BANCORP INC
filed 2003-03-31
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

                          Commission File No. 333-4984

                                PCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Tennessee                                          62-1641671
(State or other jurisdiction                     (I.R.S. Employer Identification
     of incorporation)                                        Number)

300 Sunset Dr.: Johnson City, Tennessee                        37604
(Address of Principal Executive Office)                      (Zip Code)

                                 (423) 915-2200
                 (Issuer's Telephone Number Including Area Code)

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

         State issuer's revenues for its most recent fiscal year:
                                   $ 9,564,684

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference the price at which the stock was sold as of March 26, 2003, is $13,171,972 for 598,726 shares, at an estimated $22.00 per share.

                                     830,100
     (Outstanding shares of the issuer's common stock as of March 26, 2003)

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         PCB Bancorp, Inc. (the "Company" or "PCB") is a registered bank holding company which was incorporated under Tennessee law in May 1996. The Company's activities are conducted through its wholly-owned subsidiary, People's Community Bank (the "Bank"), a Tennessee state bank which began business in December 1995. The Bank was acquired by the Company in a tax-free share exchange in October of 1996, and after seven years of operations, on December 31, 2002, the Bank had grown to total assets of more than $152,299,000.

         The Bank's primary trade area is Johnson City, Tennessee, which had a population of 55,000 according to the 2000 Census. Current population is estimated to be 57,000 as of December 31, 2002. The Bank has also expanded its business into Kingsport, Tennessee and Fall Branch, Tennessee.

         At the present time, the Bank operates a full service banking business through it main office and branch locations in Johnson City, a branch location in Fall Branch, and a Loan Production Office in Kingsport. The Bank provides such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. It also finances commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers. The Bank is not authorized to provide trust services.

         The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in the Johnson City-Kingsport metropolitan areas in Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank's deposits have been obtained from any single person or group of persons.

         The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation ("FDIC").

         The Bank has approximately 47 full-time employees (excluding maintenance employees) as of December 31, 2001.

Competition

         Competition for consumer demand and savings deposits is quite intense in Washington County. Such competition is heightened by the fact that Tennessee law now permits any bank or savings institution located in Tennessee to branch in any county in Tennessee. The Bank currently competes primarily in the Washington County area with ten commercial banks and two savings institutions. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, and institutions which have expanded into the quasi-financial market, including some institutions that are much larger than the Bank. Many of the institutions with which the Bank competes have been located in Washington County for many years and have much greater resources and deposit strength, as well as offering services such as securities investing and trust services which the Bank does not provide to its customers.

Loans

         Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank's current policy is to make loans mainly to borrowers who maintain depository relationships with the Bank or reside or work in the Bank's market areas. Real estate loans usually are made only when such loans are secured by real property located in Washington County. In addition, the Bank purchases finance contracts for motor vehicles.

         The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of who has limited authority to extend secured and unsecured credit. Any credit in excess of $1,000,000 must have the approval of the Board of Directors (the "Loan Committee"), which consists of both management and non-management directors of the Bank.

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The Bank grades its loans with respect to quality and risk and requires each loan officer to assign a grade when a loan is booked and to review loan grades annually. During 2000 The Bank changed from an external review of loans to adding an experienced loan review officer who is responsible for loan review. The Bank's loan review officer does not have loan origination responsibilities and conducts reviews of all borrowers with aggregate indebtedness in excess of $100,000. During 2002 approximately 62% of the dollar amount of the Bank's loan portfolio was reviewed by loan review. All the new loans are reviewed within three months of origin. The Bank's loan review officer advises as to the quality, structure and renewability of the loans and assigns each loan grade. An internal loan officer committee reviews past due loans and technical exceptions at least weekly, and the Loan Committee reviews a summary report of such loans monthly.

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

Personnel

         At December 31, 2002, the Company had approximately 47 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

         In order to accommodate growth during the course of 2002, the Bank increased in its number of officers. Alvin Church was hired as Vice President in charge of the Loan Production Office in Kingsport, Tennessee. In September of 2002 Ken Murphy was promoted as Branch Manager of the Downtown Branch replacing Dan Murphy. In November, Jim McClellan was hired as Branch Manager of the Fall Branch, Tennessee Branch which opened on January 2, 2003. In December, Jan Taylor became the Loan Collection Officer for the Bank while Frankie Steffey assumed the responsibilities of Branch Manager at the Main Office Branch and Nancy Johnson was promoted to Branch Manager in the Boones Creek Branch in Johnson City, Tennessee.

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

People's Community Bank.

         The Bank is incorporated under the banking laws of the State of Tennessee, and as such, it is subject to the provisions of the Tennessee Banking Act and the supervision of and the regular examination by the Tennessee Department of Financial Institutions (the "Department"). The Bank is a member of the FDIC and, therefore, also is subject to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2002, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 9.6% and 10.8%, respectively. At December 31, 2001, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.7% and 11.8%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 2002 was 7.8% and at December 31, 2001 was 8.5%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 2002 were approximately $3,625,075. This amount will be increased by the Bank's net earnings and decreased by any losses. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In 2002, the Bank paid a dividend of $281,606 to the Company to pay stockholder dividends.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 2002, the Company paid quarterly dividends equivalent to $.08 per outstanding share.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2002, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee, which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's main office is currently located at 300 Sunset Drive in Johnson City, Tennessee in a two-story brick building owned by the Company. The Company also operates three branch locations and one Loan Production Office. One branch is located on 202 East Main Street in Johnson City in a two-story brick building leased by the Company. A second branch location is located at 2681 Boones Creek Road in Johnson City, Tennessee in a custom-built, commercial-grade mobile unit. A Loan Production Office location opened in April of 2002 located at 111 Jack White Drive in Kingsport, Tennessee in office space leased by the Company. A third branch opened January 2, 2003 and is located at 1706 Highway 93 in Fall Branch, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of any litigation to which the Bank is a party as of the date of this Form 10-KSB will not materially affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal ending December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and seller's, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 2002 and 2001:

                                                             High           Low
                                                          ----------     ---------
2002
    First Quarter...................................      $    20.50     $   20.00
    Second Quarter..................................      $    21.00     $   19.00
    Third Quarter...................................      $    22.00     $   22.00
    Fourth Quarter..................................      $    23.00     $   20.00

                                                             High           Low
                                                          ----------     ---------
2001
    First Quarter...................................      $    21.00     $   21.00
    Second Quarter..................................      $    21.00     $   20.00
    Third Quarter...................................      $    21.00     $   20.00
    Fourth Quarter..................................      $    20.50     $   19.00

The most recent trade of the Company's common stock known to the Company occurred on March 26, 2003 at a price of $22.00 per share (no stock has traded since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 26, 2003, there were approximately 415 holders of record of the Company's common stock.

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

Financial Condition

The Bank, which was opened in December 1995, has experienced substantial growth during 2001 and 2002. Total assets have grown $22.1 million or more than 17.0% from December 2001 to December 2002. The growth in total assets has been funded by an increase in deposits of $4.8 million from December 2000 to December 2001 and $19.8 million from December 2001 to December 2002. Loans have increased $4.8 million during 2001, and increased $20.3 million in 2002. Investment securities had decreased $1.8 million in 2001 but have increased $6.5 million in 2002. This growth in loan production and the anticipated future growth in loans and investment securities will allow the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Nonperforming Assets and Risk Elements

The Bank discontinues the accrual of interest on loans which become ninety days past due. The Bank had loans totaling $606 thousand which were ninety days past due as of December 31, 2001 and had loans totaling $928 thousand which were past due at December 31, 2002. The Bank also had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside the immediate market area of the Bank. As of December 31, 2002, the Bank has no impaired loans and has $102,000 in other real estate owned

Liquidity and Capital

Liquidity is adequate with cash and due form banks of $6.0 million and $7.8 million at December 31, 2001 and 2002, respectively, and federal funds sold of $7.6 million and $.2 million at December 31, 2001 and 2002, respectively. Additionally, investment securities, which are available-for-sale, at December 31, 2002, had a fair value of $27.7 million. Loans maturing in one year or less, from December 31, 2002, are estimated to be $56.1 million. There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity decreasing in a material way.

Total equity capital at December 31, 2001 was $10.8 million or 8.3% of total assets and at December 31, 2002 is $12.5 million or 8.2% of total assets, which represents a strong capital position.

Results of Operations

The Company had net income of $1,098,783 for the year ended December 31, 2001. For the year-ended December 31, 2002, the Company had net income of $1,562,049. The improvement resulted largely from growth in earning assets generated by an increased customer base. The Company anticipates, with the continued growth it is experiencing, an increased net profit for the 2003 year.

Interest income decreased slightly due to the lowering in interest rates while interest expense substantially decreased with deposits growing at a slower rate from December 31, 2001 to December 31, 2002. The growth in noninterest income reflects the increase in loans and deposits, resulting primarily from the service charges on deposit accounts.

The provision for loan losses has increased due to the increase in loans. The allowance of $1,116,566 and $1,424,928 at December 31, 2001 and 2002,
respectively, is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation. As of December 31, 2002, the Company has impaired loans totaling $0.

Net Interest Earnings

As depicted in the table below, the Bank experienced moderate growth in the 2002 year. Since December 31, 2001, growth was primarily from the volume increase in business and managing the cost/yield spread. Any increase or decrease due to rate changes would have been insignificant.

  Dollar          Increase                                                       Average           Interest
 Average         (Decrease)                                                      Balances           Earned
  Yield           from 2001                                                        2002            or Paid
---------        ----------                                                     ----------         ---------
                                  Interest Earning Assets (in 000's):
                                    Loans:
     5.62%       $   (7,707)         Commercial                                 $   33,104         $   2,060
     0.00%                0          Real Estate Construction                            0                 0
     6.06%           28,583          Commercial Real Estate                         28,670             1,733
     7.04%            5,084          Residential Real Estate                        15,171             1,259
     7.61%          (11,416)         Installments                                   22,781             1,743
     7.28%           (1,094)         Consumer Single Pay                             1,483                76
     0.00%                0          Loans Held for Sale                                 0                 0
    17.18%             (190)         Other                                             180                21
---------        ----------                                                     ----------         ---------
     6.31%       $   13,260       Totals                                        $  101,389         $   6,892
=========        ==========                                                     ==========         =========

  Dollar          Increase                                                       Average           Interest
 Average         (Decrease)                                                      Balances           Earned
  Yield           from 2000                                                        2001            or Paid
---------        ----------                                                     ----------         ---------
                                  Interest Earning Assets (in 000's):
                                    Loans:
     6.25%       $    2,690          Commercial                                 $   40,811         $   3,111
     0.00%                -          Real Estate Construction                            0                 0
     8.35%             (138)         Commercial Real Estate                             86                 2
     8.18%           (1,584)         Residential Real Estate                        10,087               812
     7.73%            4,167          Installments                                   34,197             2,988
     7.06%             (291)         Consumer Single Pay                             2,577               207
     0.00%                0          Loans Held for Sale                                 0                 0
    18.00%              (62)         Other                                             370                20
---------        ----------                                                     ----------         ---------
     7.07%       $    4,615       Totals                                        $   88,128         $   7,140
---------        ----------                                                     ----------         ---------

The Bank has $928 thousand of non-accruing loans from the date of inception through December 31, 2002. The Bank had $606 thousand of non-accruing loans from the date of inception through December 31, 2001. In the calculation of changes of interest these are not included in the interest income computations.

Interest Bearing Liabilities
(000's):

  Dollar                                                                         Average           Interest
 Average          Increase                                                       Balances           Earned
  Yield           from 2001                                                        2002            or Paid
---------        ----------                                                     ----------         ---------
   .97%          $    1,134       NOW Accounts                                  $    5,998                93
  1.83%              28,612       Money Market Accounts                             51,125             1,343

     1.97%            6,537       Savings Accounts                                  29,707               708
     2.89%          (24,544)      Certificates of Deposit                           21,829               744
---------        ----------                                                     ----------         ---------
     2.69%       $   11,739        Totals                                       $  108,659         $   2,888
---------        ----------                                                     ----------         ---------

     1.91%       Net Yield

  Dollar                                                                           Average         Interest
 Average          Increase                                                        Balances          Earned
  Yield           from 2000                                                         2001           or Paid
---------        ----------                                                     ----------         ---------
      .96%       $      897       NOW Accounts                                  $    4,864               102
     2.18%           22,137       Money Market Accounts                             22,513               923
     2.46%            6,367       Savings Accounts                                  23,170               804
     4.22%          (28,310)      Certificates of Deposit                           46,373             2,768
---------        ----------                                                     ----------         ---------
     2.69%       $    1,091        Totals                                       $   96,920         $   4,597
---------        ----------                                                     ----------         ---------

     4.38%       Net Yield

Investment Portfolio

Held-to-Maturity:

 December 31,         Average                                                               December 31,          Average
    2001               Yield          State and Municipal Governments:                          2002               Yield
---------------      ----------       ------------------------------------               ------------------      ----------
              0            0.00%      Maturity within one year                                            0            0.00%
              0            0.00%      Maturity within one to five years                                   0            0.00%
              0            0.00%      Maturity within five to ten years                               1,000            5.04%
            101            5.00%      After Ten Years                                                     0            0.00%
---------------      ----------                                                          ------------------      ----------
            101            5.00%       Total Held-to-Maturity                                             0            5.00%
---------------      ----------                                                          ------------------      ----------

 December 31,         Average                                                               December 31,          Average
    2001               Yield          U.S. Government & Government Agency:                      2001               Yield
---------------      ----------       ------------------------------------               ------------------      ----------
              0            0.00%      Maturity within one year                                            0            0.00%
              0            0.00%      Maturity within one to five years                                   0            0.00%
              0            0.00%      Maturity within five to ten years                                   0            0.00%
----------------     ----------                                                          ------------------    ------------
              0            0.00%       Total Held-to-Maturity                                             0            0.00%
----------------     ----------                                                          ------------------    ------------

Yields on State and Municipal Government securities do not reflect savings due to tax-exemption status.

Available-for-Sale:

 December 31,         Average                                                               December 31,          Average
    2001               Yield          U.S. Government & Government Agency:                      2002               Yield
---------------      ----------       ------------------------------------               ------------------      ----------
              0             0.0%      Maturity within one year                                            0            0.00%

            537            5.16%      Maturity within one to five years                                 504            5.10%
          2,012            5.40%      Maturity within five to ten years                               3,051            5.74%
          3,412            7.96%      After ten years                                                 6,335            4.99%

                                      State and Municipal Governments:
            217            6.44%      Maturity within one year                                          496            4.16%
          1,956            6.60%      Maturity within one to five years                               2,472            4.29%
          4,442            6.69%      Maturity within five to ten years                               5,281            4.26%
          3,097            7.62%      After ten years                                                 4,036            4.86%

                                      Corporates
              0            0.00%      Maturity within one to five years                                 544            5.35%

          6,493            6.50%      Mortgage-Backed Securities                                      5,937            6.22%
---------------      ----------                                                          ------------------      ----------
         22,164            6.70%       Total Available-for-Sale                                      27,653            6.12%
===============      ==========                                                          ==================      ==========

The Bank had no foreign loans at December 31, 2002.

Summary of Loan Loss Experience

  2001                                                          2002
--------                                                     -----------
$    997      Balance at Beginning of Period                 $     1,117
--------                                                     -----------
    (203)      Charge-Offs                                          (219)
     (13)      Recoveries                                             15
--------                                                     -----------
    (216)     Net Recoveries                                        (204)
--------                                                     -----------
     335      Additions Charged to Operations                        512
--------                                                     -----------
$  1,117      Balance at the End of Period                   $     1,425
========                                                     ===========

              Ratio of net charge-offs during the period to
    0.14%     average Loans outstanding during the period           0.28%

The allowance for loan loss represents 1.31% of the outstanding loan balance at year-end. Management believes this amount will be sufficient to cover all loan losses inherent in the loan portfolio.

Return on Equity and Assets

                                    2002             2001
                                 ----------       ----------
Return on Assets                    1.03%            0.88%
Return on Equity                   12.47%           10.75%

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

Gap analysis measures how the Bank is positioned for interest rate changes. An analysis of rate sensitivity assets and liabilities as of December 31, 2002 and December 31, 2001 are presented on the following pages.

As indicated in this table, the negative gap between rate sensitivity assets and rate sensitive liabilities during the 0-3 month period, and the 4-12 month period would allow the Company to reprice its liabilities faster than its assets. In a low interest rate environment, the Company can either maintain or increase it's spread between yields on assets and liabilities by managing the interest rate it charges to it's deposit customers, and may use alternative sources of funding such as lines of credit to fund asset growth. However, the Company's gap analysis is not a precise indicator of its timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

                             People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                                December 31, 2002

-----------------------------------------------------------------------------------------------------------------------
                                       3 Months            12 Months            60 Months
Assets                              RSA1       FRA2      RSA1      FRA2      RSA1       FRA2      NEA3         Total
-----------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                           $  7,578    $   7,578
Federal Funds Sold                     209                   209                   209                              209
U.S. Treasury Securities                                                                                              -
U.S. Government Agencies                                                                                              -

Available for Sale Securities            0     16,371      1,131     15,240      4,925   11,446                  16,371
Municipal Securities                   286     11,997        496     11,788      5,777    6,507                  12,284
Corporate Bonds & Notes
Federal Home Loan Bank Stock           354                   354                   354                              354
Loans & Leases (net unearn disc.)   50,086     60,406     56,119     54,373    108,470    2,022                 110,492
Allowance for Loan Losses                                                                            (1,425)     (1,425)
Premises, Furn, Fixt, Equip                                                                           2,864       2,864
Other Assets                                                                                          3,185       3,185
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $54,157    $85,630   $ 60,708   $ 79,079  $ 123,904  $15,883   $  12,201   $ 151,988
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                RSL4      FRL5       RSL4        FRL5       RSL4      FRL5       NPL6        Total
-----------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                      18,305      18,305
NOW Accounts                         6,215                 6,215                 6,215                            6,215
Invest. Money Market Accounts       56,724                56,724                56,724                           56,724
Regular Savings                     30,412                30,412                30,412                           30,412
Certificates of Deposit              4,573     16,167     14,018      2,722     20,184      556                  20,740
Fed Funds Purch & Securities
  Repos                                875                                                                          875
Other Liabilities                                                                                     6,455       6,455
Common Stock & Surplus                                                                                8,000       8,000
Undivided Profits                                                                                     3,686       3,686
Unrealized Holding G/L on AFS Sec.                                                                      577         577

-----------------------------------------------------------------------------------------------------------------------
                                   $98,799    $16,167   $107,369   $  6,722  $ 113,535  $   556   $  37,022   $ 151,988
-----------------------------------------------------------------------------------------------------------------------

           3 mo      12 mo       60 mo                 3 mo        12 mo       60 mo
        --------------------------------   -------------------------------------------
  RSA      54,157     60,708     123,904      RSL       98,799     107,369     113,535
  FRA      85,630     79,079      15,883      FRL       16,167       2,722           -
  NEA      12,201     12,201      12,201      NPL       18,305      18,305      18,305
                                           EQUITY       18,717      18,717      18,717
        --------------------------------             ---------------------------------
TOTAL   $ 151,988   $151,988   $ 151,988             $ 151,988   $ 151,113   $ 150,557
        ================================             =================================

RATE SENSITIVITY MEASURES:     3 mo       12 mo     60 mo
----------------------------------------------------------
          RSA/RSL               54.82%     56.54%   109.13%
          RSA-RSL             (44,642)   (46,661)   10,369
        GAP/Equity            -238.51%   -249.30%    55.40%
          GAP/TA               -29.37%    -30.70%     6.82%

(1RSA) = RATE SENSITIVE ASSETS
(2FRA) = FIXED RATE ASSETS
(3NEA) = NON EARNING ASSETS
(4RSL) = RATE SENSITIVE LIABILITIES
(5FRL) = FIXED RATE LIABILITIES
(6NPL) = NON PAYING LIABILITIES

                             People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                                December 31, 2001

-----------------------------------------------------------------------------------------------------------------------
                                        3 Months             12 Months            60 Months
Assets                               RSA1       FRA2       RSA1       FRA2      RSA1     FRA2       NEA3        Total
-----------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                           $   5,791   $   5,791

Federal Funds Sold                   7,573                 7,573                 7,573                            7,573
U.S. Treasury Securities                                                                                              -

U.S. Government Agencies                                                                                              -
Available for Sale Securities          545     21,617      3,573     18,590      7,734   14,429                  22,162
Held to Maturity Securities                       102                   102        102                              102
Corporate Bonds & Notes
Federal Home Loan Bank Stock           339                   339                   339                              339
Loans & Leases (net unearn disc.)   32,988     57,186     38,960     51,225     87,713    2,471                  90,184
Allowance for Loan Losses                                                                            (1,117)     (1,117)
Premises, Furn, Fixt, Equip                                                                           2,910       2,672
Other Assets                                                                                          2,131       2,131
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                       $41,455    $78,905   $ 50,444   $ 69,916  $ 103,460  $16,900   $   9,478   $ 129,838
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                RSL4       FRL5       RSL4        FRL5     RSL4     FRL5      NPL6           Total
-----------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                      16,400      16,400
NOW Accounts                         5,569                 5,569                 5,569                            5,569
Invest. Money Market Accounts       35,487                35,487                35,487                           35,487
Regular Savings                     26,198                26,198                26,198                           26,198
Certificates of Deposit             10,018     19,181     26,093      3,107     29,179       20                  29,200
Fed Funds Purch & Securities
  Repos                                                                                                                 -
Other Liabilities                                                                                     2,790       2,790
Common Stock & Surplus                                                                                8,000       8,000
Undivided Profits                                                                                     1,575       1,575
Unrealized Holding G/L on AFS
  Sec.                                                                                                   14          14
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL              $77,273    $19,181   $ 93,347   $  3,107  $  96,434  $    20   $  33,384   $ 129,838
-----------------------------------------------------------------------------------------------------------------------

            3 mo      12 mo       60 mo                 3 mo        12 mo      60 mo
        --------------------------------   -------------------------------------------
  RSA      41,455     50,444     103,460      RSL       77,273      93,347      95,434
  FRA      78,905     69,916      16,900      FRL       19,181       3,107           -
  NEA       9,478      9,478       9,478      NPL       16,400      16,400      16,400
                                            EQUITY      16,983      16,983      16,983
        --------------------------------             ---------------------------------
TOTAL   $ 129,838  $ 129,838   $ 129,838             $ 129,838   $ 129,838   $ 129,817
        ================================             =================================

RATE SENSITIVITY MEASURES:     3 mo      12 mo       60 mo
----------------------------------------------------------
          RSA/RSL               53.65%     54.04%   107.29%
          RSA-RSL             (35,818)   (42,903)    7,027
        GAP/Equity            -210.90%   -249.62%    41.37%
          GAP/TA               -27.59%    -33.04%     5.41%

(1RSA) = RATE SENSITIVE ASSETS
(2FRA) = FIXED RATE ASSETS
(3NEA) = NON EARNING ASSETS
(4RSL) = RATE SENSITIVE LIABILITIES
(5FRL) = FIXED RATE LIABILITIES
(6NPL) = NON PAYING LIABILITIES

                                PCB BANCORP, INC.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                 For the Years Ended December 31, 2002 and 2001

                                PCB BANCORP, INC.
                           December 31, 2002 and 2001

                                      INDEX

                                                                    Page
                                                                   Number
                                                                   ------
Independent Auditors' Report                                          1

Consolidated Statements of Financial Condition                        2

Consolidated Statements of Income                                     3

Consolidated Statements of Shareholders' Equity                       5

Consolidated Statements of Cash Flows                                 6

Notes to the Consolidated Financial Statements                        8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Audit Committee
PCB Bancorp, Inc.
Johnson City, Tennessee 37602

We have audited the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary, People's Community Bank, as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of PCB Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCB Bancorp, Inc. and wholly-owned subsidiary, People's Community Bank, at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                               BLACKBURN, CHILDERS AND STEAGALL,

PLC

February 21, 2003

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                                                                 2002            2001
                                                                           ---------------    -----------
                                     ASSETS

Cash and Due from Banks                                                    $     7,836,372      6,040,810
Federal Funds Sold                                                                 209,000      7,573,000
Securities Held-to-Maturity                                                      1,000,000        100,412
Securities Available-for-Sale                                                   27,728,986     22,163,522
Loans Held for Sale                                                              2,431,423        732,723
Loans Receivable, Net of Allowance for Loan Losses
 and Deferred Loan Origination Fees                                            108,818,305     88,960,311
Interest Receivable                                                                681,609        608,365
Premises and Equipment, Net of Accumulated Depreciation                          2,863,775      2,671,769
Restricted Investments                                                             484,400        338,700
Deferred Tax Asset                                                                  39,905        181,853
Other Assets                                                                       205,323        822,794
                                                                           ---------------    -----------

           Total Assets                                                    $   152,299,098    130,194,259
                                                                           ===============    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Demand Deposits                                                        $    16,810,677     14,682,509
    Savings and NOW Deposits                                                    92,583,818     67,033,953
    Other Time Deposits                                                         21,507,028     29,420,183
  Federal Funds Purchased                                                          875,000              -
  Interest Payable                                                                 110,587        195,124
  Dividend Payable                                                                  82,910         66,200
  Line of Credit                                                                 6,000,000      6,000,000
  Accounts Payable and Other Liabilities                                         1,807,153      2,027,823
                                                                           ---------------    -----------
           Total Liabilities                                                   139,777,173    119,425,792
                                                                           ---------------    -----------

SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; 3,000,000 shares authorized;
   829,100 and 827,500 shares issued and outstanding, at
   2002 and 2001, respectively                                                     829,100        827,500
  Additional Paid-in Capital                                                     7,492,300      7,474,500
  Retained Earnings                                                              3,625,075      2,344,632
  Accumulated Other Comprehensive Income                                           575,450        121,835
                                                                           ---------------    -----------
          Total Shareholders' Equity                                            12,521,925     10,768,467
                                                                           ---------------    -----------

          Total Liabilities and Shareholders' Equity                       $   152,299,098    130,194,259
                                                                           ===============    ===========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2002 and 2001

                                                                      2002           2001
                                                                  ------------    ---------
INTEREST INCOME:
    Interest on Loans                                             $  6,892,256    7,139,666
    Interest on Investments                                          1,355,500    1,440,341
    Interest on Federal Funds Sold                                      92,432      208,733
                                                                  ------------    ---------

       Total Interest Income                                         8,340,188    8,788,740
                                                                  ------------    ---------
INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts                      93,423      102,000
    Interest on Money Market Accounts                                1,342,692      922,978
    Interest on Passbook Accounts                                      707,536      877,027
    Interest on Certificates of Deposit                                743,633    2,694,454
    Interest on Other Borrowed Funds                                   302,393      311,118
                                                                  ------------    ---------

       Total Interest Expense                                        3,189,677    4,907,577
                                                                  ------------    ---------

Net Interest Income                                                  5,150,511    3,881,163
    Provision for Loan Losses                                          511,634      335,426
                                                                  ------------    ---------

Net Interest Income after Provision for Loan Losses                  4,638,877    3,545,737
                                                                  ------------    ---------

NON-INTEREST INCOME:
    Service Charges                                                    400,916      403,438
    Loan Origination Fees                                              799,457      569,452
    Net Gains from Sale of Loans                                             -            -
    Net Realized Gains on Sales and Calls of Securities                 22,783       82,867
    Miscellaneous Income                                                 1,340       33,754
                                                                  ------------    ---------

       Total Non-Interest Income                                     1,224,496    1,089,511
                                                                  ------------    ---------

NON-INTEREST EXPENSES:
    Salaries                                                         1,737,417    1,524,271
    Payroll Taxes                                                      130,837      117,687
    Employee Benefits                                                  169,910      136,252
    Net Realized Loss on Sale of Other Real Estate Owned                11,584       11,486
    Net Unrealized Impairment Loss on Other Real Estate Owned           30,000       65,962
    Occupancy Expense                                                  116,411      108,294
    Rental Expense                                                      52,734       31,800

                                  (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2002 and 2001

                                                                      2002           2001
                                                                  ------------    ----------
NON-INTEREST EXPENSES (CONTINUED):
    Furniture and Equipment Expense                                    18,043        31,614
    Computer Equipment Expense                                        108,922        95,682
    Stationery, Supplies and Printing                                  92,203        86,578
    Postage, Express and Freight                                       98,728        89,664
    Telephone Expense                                                  86,538        50,551
    Vehicle Expense                                                    22,945        22,244
    Outside Services                                                  162,521       125,722
    Teller Over and Short                                              (4,513)         (865)
    Advertising and Promotion                                         101,895        63,490
    Loan Collection Expense                                           135,889        18,371
    Bank Security and Protection                                        9,528         4,255
    FDIC Assessment                                                    19,723        19,984
    Insurance                                                          48,583        43,726
    Dues and Subscriptions                                             25,937        19,458
    Franchise Tax Expense                                              65,705        26,978
    Refunds and Reimbursements                                         10,515         8,557
    Travel and Meetings                                                 4,081         1,561
    Contributions                                                       9,604         7,015
    Depreciation                                                      288,835       286,844
    Directors' Fees                                                    63,050        48,750
    Miscellaneous Expenses                                            134,389        44,209
                                                                  -----------     ---------

       Total Non-Interest Expenses                                  3,752,014     3,090,140
                                                                  -----------     ---------

Income Before Taxes                                                 2,111,359     1,545,108

INCOME TAX PROVISION:
    Income Tax Expense                                                549,310       446,325
                                                                  -----------     ---------

Net Income                                                        $ 1,562,049     1,098,783
                                                                  ===========     =========

Net Income per Share - Basic                                      $      1.88          1.34
                                                                  ===========     =========

Net Income per Share - Assuming Dilution                          $      1.78          1.25
                                                                  ===========     =========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001

                                                                               Accumulated
                                                   Additional                     Other
                                      Common        Paid-in       Retained    Comprehensive
                                       Stock        Capital       Earnings        Income         Total
                                    -----------   -----------    ----------   -------------   -----------
Balances, January 1, 2001           $   817,700     7,367,500    1,483,766         14,315       9,683,281

COMPREHENSIVE INCOME:
Net Income                                    -             -    1,098,783              -       1,098,783
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $71,680                                                                107,520         107,520
                                                                                               ----------
Total Comprehensive Income                                                                      1,206,303
Stock Option Exercises                    9,800       107,000            -              -         116,800
Cash Dividends                                -             -     (237,917)             -        (237,917)
                                    -----------     ---------    ---------        -------      ----------

Balances, December 31, 2001         $   827,500     7,474,500    2,344,632        121,835      10,768,467

COMPREHENSIVE INCOME:
Net Income                                    -             -    1,562,049              -       1,562,049
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $302,410                                                               453,615         453,615
                                                                                               ----------
Total Comprehensive Income                                                                      2,015,664
Stock Option Exercises                    1,600        17,800            -              -          19,400
Cash Dividends                                -             -     (281,606)             -        (281,606)
                                    -----------     ---------    ---------        -------      ----------

Balances, December 31, 2002         $   829,100     7,492,300    3,625,075        575,450      12,521,925
                                    ===========     =========    =========        =======      ==========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                                                      2002              2001
                                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                     $  1,562,049         1,098,783
   Adjustments to Reconcile Net Income to Net Cash
     Provided by (Used for) Operating Activities:
       Depreciation Expense                                                            288,835           286,844
       Realized (Gain) Loss on Sale of Other Real Estate Owned                          11,584                 -
       Unrealized Impairment Loss on Other Real Estate Owned                            30,000                 -
       Provision for Loan Losses                                                       511,634           335,426
       Discount Accretion Net of Premium Amortization                                  (33,087)         (108,455)
       Origination of Mortgage Loans Held for Sale                                 (27,622,457)      (21,976,525)
       Proceeds from Mortgage Loans Sold                                            25,923,757        21,486,003
       Net Realized (Gains) Losses on Sales and Calls of Securities                    (22,783)          (82,867)
       Deferred Income Tax                                                            (241,684)         (263,076)
   (Increase) Decrease in Assets:
       Interest Receivable                                                             (73,244)          131,676
       Other Assets                                                                    617,471          (605,096)
   Increase (Decrease) in Liabilities:
       Interest Payable                                                                (84,537)         (300,923)
       Accounts Payable and Other Liabilities                                         (220,670)        1,348,748
                                                                                  ------------       -----------

Net Cash Provided by Operating Activities                                              646,868         1,350,538
                                                                                  ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (Increase) Decrease in Federal Funds Sold                                    7,364,000        (5,190,000)
    Purchases of Available-for-Sale Securities                                     (14,646,578)      (12,377,460)
    Proceeds from Sales, Maturities and Calls of Available-For-Sale Securities       6,138,347        12,207,993
    Principal Payments Received on Mortgage Backed Securities                        2,106,372         2,260,291
    Purchases of Restricted Investments                                               (145,700)          (27,500)
    Purchases of Premises and Equipment                                               (478,501)          (48,997)
    Loan Participations Bought                                                      (4,899,210)       (1,038,163)
    Loan Participations Sold                                                         8,460,000         2,375,189
    Proceeds from Sale of Foreclosed Property                                          786,000                 -
    Net Increase in Loans                                                          (23,930,418)       (6,467,407)
                                                                                  ------------       -----------

Net Cash Used for Investing Activities                                             (19,245,688)       (8,306,054)
                                                                                  ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends Paid                                                                    (264,896)         (228,956)
    Stock Options Exercised                                                             19,400           116,800
    Proceeds from Line of Credit                                                             -         4,000,000
    Net Increase in Federal Funds Purchased                                            875,000                 -
    Net Increase in Deposits                                                        19,764,878         4,819,461
                                                                                  ------------       -----------
Net Cash Provided by Financing Activities                                           20,394,382         8,707,305
                                                                                  ------------       -----------

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                                               2002         2001
                                                                           ------------   ---------
Increase (Decrease) in Cash and Cash Equivalents                              1,795,562   1,751,789
                                                                           ------------   ---------

Cash and Cash Equivalents, Beginning of Year                                  6,040,810   4,289,021
                                                                           ------------   ---------

Cash and Cash Equivalents, End of Year                                     $  7,836,372   6,040,810
                                                                           ============   =========

SUPPLEMENTAL DISCLOSURES:
    Cash Paid During the Year for Interest                                 $  3,274,214   5,208,500
                                                                           ============   =========

    Cash Paid During the Year for Income Taxes                             $    665,079     511,022
                                                                           ============   =========

    Loans Transferred to Other Real Estate Owned (Foreclosures)            $    598,704     935,353
                                                                           ============   =========

   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of PCB Bancorp, Inc. (Company), a one-bank holding company, formed on October 1, 1996 and its wholly-owned subsidiary, People's Community Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations

People's Community Bank is a state-chartered bank formed on December 15, 1995. On October 1, 1996 the Bank became a wholly-owned subsidiary of PCB Bancorp, Inc., a one bank holding company. People's Community Bank provides a variety of banking services to individuals and businesses in Upper East Tennessee through its main office on Sunset Drive, branch locations in Fall Branch, Boones Creek and on Main Street in Johnson City, and a loan production office in Kingsport. Its primary deposit products are demand deposits, savings deposits and certificates of deposit; and its primary lending products are commercial business, real estate mortgage and installment loans. As a state bank, the Bank is subject to regulation by the Tennessee State Banking Department and the Federal Deposit Insurance Corporation.

Financial Reporting

The Company reports on the accrual basis of accounting for financial purposes.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents as those amounts included in the statement of financial condition as captioned "cash and due from banks". Federal funds sold are not included as cash or cash equivalents.

Cash Reserve

Included in Cash and Due from Banks are average daily reserve balances the Bank is required to maintain. The amount of these required reserves are calculated based on a percentage of certain deposit balances and was $735,595 at December 31, 2002.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Loans are determined to be past due or delinquent based on the contractual terms of the loan agreement. The bank evaluates significantly delinquent loans on an individual basis to determine if charge off or reclassification to impaired status is appropriate.

The accrual of interest income is discontinued on any asset for which payment in full of interest or principal is not expected, or on any asset upon which principal or interest has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Loans are placed on non-accrual status upon notification of bankruptcy by the borrower.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Fair Values of Financial Instruments (continued):

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

     The Bank has elected to report its comprehensive income in the Statement of Shareholders' Equity. The only element of "other comprehensive income" that the Bank has is the unrealized gains or losses on available-for-sale securities.

     The components of the change in net unrealized gains (losses) on securities were as follows:

                                                         2002         2001
                                                      ----------    --------
Unrealized holding gains (losses)
  arising during the year                             $ 778,808     262,067

Reclassification adjustment for (gains)/losses
  realized in net income                                (22,783)    (82,867)
                                                      ---------     -------

Net unrealized holding gains (losses) before taxes      756,025     179,200

Tax effect                                              302,410      71,680
                                                      ---------     -------

Net change                                            $ 453,615     107,520
                                                      =========     =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 2:  FINANCIAL STATEMENT PRESENTATION:

Certain amounts in the December 31, 2001 financial statements have been reclassified to conform to the December 31, 2002 presentation.

NOTE 3.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

                                          December 31, 2002                                    December 31, 2001
                          --------------------------------------------------   -------------------------------------------------
                                          Gross        Gross                                  Gross        Gross
                           Amortized    Unrealized   Unrealized                 Amortized   Unrealized   Unrealized
                              Cost        Gains        Losses     Fair Value       Cost       Gains        Losses     Fair Value
                          -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available-for-Sale
U.S. Government
  Federal Agencies        $ 8,731,687    158,518        1,400      8,888,805    5,930,185      31,893         708      5,961,370
State and Municipal
  Governments              11,775,675    510,017        1,886     12,283,806    9,676,293     118,493      85,964      9,708,822
Corporate Securities          518,372     25,678            -        544,050            -           -           -              -
Mortgage-Backed
  Securities                5,744,170    268,155            -      6,012,325    6,353,985     145,780       6,435      6,493,330
                          -----------    -------        -----     ----------   ----------     -------      ------     ----------

Total Available-for-Sale   26,769,904    962,368        3,286     27,728,986   21,960,463     296,166      93,107     22,163,522
                          -----------    -------        -----     ----------   ----------     -------      ------     ----------

Held-to-Maturity
State and Municipal
  Governments               1,000,000      2,314            -      1,002,314      100,412         474           -        100,886
                          -----------    -------        -----     ----------   ----------     -------      ------     ----------

Total Held-to-Maturity      1,000,000      2,314            0      1,002,314      100,412         474           0        100,886
                          -----------    -------        -----     ----------   ----------     -------      ------     ----------

Total Investment
  Securities              $27,769,904    964,682        3,286     28,731,300   22,060,875     296,640      93,107     22,264,408
                          ===========    =======        =====     ==========   ==========     =======      ======     ==========

The amortized cost and market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Held-to-Maturity          Available-for-Sale
                                                     -----------------------   -----------------------
                                                     Amortized       Fair      Amortized       Fair
                                                       Cost          Value       Cost          Value
                                                     ----------   ----------   ----------   ----------
Amounts maturing in:
     One year or less                                $        -            -    1,455,547    1,469,913
     After one year through five years                        -            -    5,973,561    6,156,485
     After five years through ten years                       -            -    7,304,082    7,610,171
     After ten years                                  1,000,000    1,002,314    6,292,544    6,480,092
     Mortgage-Backed Securities                               -            -    5,744,170    6,012,325
                                                     ----------   ----------   ----------   ----------
                                                     $1,000,000    1,002,314   26,769,904   27,728,986
                                                     ==========   ==========   ==========   ==========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 3.  INVESTMENTS (CONTINUED):

Accrued interest on investments at December 31, 2002 and 2001 was $250,994 and $190,519, respectively. During 2002 and 2001 the bank received $6,138,347 and $12,207,993 proceeds from sales and calls of securities available for sale with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $6,115,564 and $12,125,126 resulting in a realized gain of $22,783 and $82,867 in 2002 and 2001, respectively.

NOTE 4.  LOANS RECEIVABLE:

Loans at December 31 are summarized as follows:

                                             2002            2001
                                        --------------    -----------
Commercial                              $  27,903,470     42,439,024
Residential Real Estate                    20,388,409      9,155,830
Non Residential Real Estate                46,824,648              -
Installment                                14,660,968     36,107,446
Consumer                                      515,787      2,354,874
Other                                         198,703        127,013
                                        -------------     ----------
                                          110,491,985     90,184,187
Allowance for Loan Losses                  (1,424,928)    (1,116,566)
Net Deferred Loan Origination Fees           (248,752)      (107,310)
                                        -------------     ----------

                                        $ 108,818,305     88,960,311
                                        =============     ==========

Certain loans reported as Commercial and Installment at December 31, 2001 have been reclassified as Non-Residential Real Estate at December 31, 2002. Due to complexities involved, the classifications at December 31, 2001 have not been restated.

Overdrafts of demand deposit accounts in the amount of $37,098 and $8,309 at December 31, 2002 and 2001 respectively, are included in the Other classification of loans receivable.

An analysis of the change in the allowance for loan losses follows:

                                             2002            2001
                                        -------------     ----------
Balance at Beginning of Year            $  1,116,566        996,767
Provision for Loan Losses                    511,634        335,426
Loans Charged Off                           (218,596)      (203,061)
Recoveries on Loans                           15,324        (12,566)
                                        ------------      ---------

Balance at End of Year                  $  1,424,928      1,116,566
                                        ============      =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 5.  LOANS RECEIVABLE (CONTINUED):

A summary of loans by estimated maturity as of December 31 is as follows:

                                 2002           2001
                            -------------    ----------
Maturity within one year    $  56,121,068    38,638,067
One to five years              52,353,312    48,457,575
Over five years                 2,017,605     3,088,545
                            -------------    ----------

                            $ 110,491,985    90,184,187
                            =============    ==========

Accrued interest receivable on loans at December 31, 2002 and 2001 was $430,615 and $417,846 respectively.

At December 31, 2002 and 2001, the total recorded investment in loans on nonaccrual amounted to $928,129 and $617,833, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $94,190 and $164,459, respectively. At December 31, 2002 and 2001, the total recorded investment in impaired loans amounted to $0 and $298,959, respectively. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2002 and 2001, is $0 and $185,000, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss is classified as substandard and is $0 and $113,959, respectively. The amount of any cash receipts is applied to principal on impaired loans. Interest income in the amount of $0 and $0 was recognized for cash receipts during 2002 and 2001, respectively. The entire amount of the impaired loan was written off as a bad debt during 2002.

The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $12,503,772 and $10,438,214 at December 31, 2002 and 2001 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 2002 and 2001 were $0 and $237,345. During 2002, there were additional loans to such related parties in the amount of $0 and repayments amounted to $237,345.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 6.  PREMISES AND EQUIPMENT (CONTINUED):

Premises and equipment are summarized as follows:

                                        2002            2001
                                    ------------    -----------
Bank Building                       $ 1,589,585      1,308,319
Land                                    907,625        867,625
Land Improvements                       263,058        263,058
Leasehold Improvements                   49,847         47,210
Vehicles                                 13,603              -
Furniture and Equipment                 790,929        727,320
Computer Equipment                      669,016        591,634
Computer Software                        76,798         74,456
Construction in Progress                 25,800         25,800
                                    -----------     ----------
     Total                            4,386,261      3,905,422
Accumulated Depreciation             (1,522,486)    (1,233,653)
                                    -----------     ----------
Premises and Equipment-Net          $ 2,863,775      2,671,769
                                    ===========     ==========

Depreciation expense for the years ended December 31, 2002 and 2001 was $288,835 and $286,844, respectively.

NOTE 7.  OTHER ASSETS:

Other Assets at December 31 consisted of the following:

                                       2002        2001
                                    ---------    -------
Other Real Estate Owned             $ 101,802    738,205
Prepaid Expense                        91,797     76,150
Other Receivables                      11,724      8,439
                                    ---------    -------

                                    $ 205,323    822,794
                                    =========    =======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 8.  DEPOSITS:

A summary of deposit account balances at December 31 is as follows:

                                        2002             2001
                                    -------------    -----------
Regular Checking                    $   2,926,409      3,005,864
Club Checking                              52,290         76,101
Discount Checking                         305,516        295,705
Small Business Accounts                 7,230,376      5,625,638
Commercial Checking                     6,296,086      5,679,201
Primetime Checking                      1,792,043      1,736,148
NOW Accounts                            4,422,982      3,832,857
Money Market Accounts                  56,723,677     35,487,464
Saving Accounts                        29,645,116     25,977,484
Individual Retirement Accounts          2,814,992      2,747,769
Certificates of Deposit                18,692,036     26,672,414
                                    -------------    -----------

Total                               $ 130,901,523    111,136,645
                                    =============    ===========

At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

2003            $ 12,922,580
2004               2,396,388
2005               2,423,068
2006                       -
2007                 950,000
                ------------
                $ 18,692,036
                ============

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $5,161,954 and $9,259,539 at December 31, 2002 and
2001.

The Bank held deposits of approximately $2,400,995 and $1,240,999 for related parties at December 31, 2002 and 2001 respectively.

NOTE 9.  ACCOUNTS PAYABLE AND OTHER LIABILITIES:

Accounts Payable and Other Liabilities at December 31 consisted of the following:

                                                     2002          2001
                                                 -----------    ---------
Property Tax Payable                             $    31,412       14,605
Miscellaneous Payables and Other Liabilities       1,595,373    1,780,927
Accrued State Franchise Tax                           31,305       26,978
Current Income Tax Payable                           149,063      205,313
                                                 -----------    ---------
                                                 $ 1,807,153    2,027,823
                                                 ===========    =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 10. ADVANCES FROM FEDERAL HOME LOAN BANK:

Effective June 13, 1997, People's Community Bank became members of the Federal Home Loan Bank (FHLB) of Ohio. The Bank has been authorized to borrow up to $8,748,269 on a line of credit from the FHLB. The Bank's total borrowing capacity is a component of both capital stock and the member's most recent Qualified Thrift Lender rating and access to borrowing is dependent upon submission of advance application. The Bank has outstanding advances of $6,000,000 and $6,000,000 from the FHLB at December 31, 2002 and 2001, respectively. In addition, the Bank has pledged $2,300,000 and $2,300,000 of their line of credit with the FHLB to the State of Tennessee Collateral Pool to secure public funds on deposit with the Bank at December 31, 2002 and 2001, respectively. Specific mortgage loans were pledged by the Bank with an approximate value of $10,774,252 and $8,197,926 as of December 31, 2002 and 2001, respectively.

The table below presents selected information related to short term borrowings.

                                                    2002           2001
                                                 ----------     ----------
Maximum balance (outstanding and pledged)
 at any month-end during the year                8,300,000      9,000,000

Average balance for the year                     8,300,000      5,666,667

Weighted Average Rate for the year                    4.75%          4.75%

Weighted Average Rate at year-end                     4.75%          4.75%

NOTE 11. UNUSED LINES OF CREDIT:

The Bank entered into an open-ended unsecured line of credit with Columbus Bank and Trust for $2,500,000 for federal fund purchases. Funds issued under this agreement are at the Columbus Bank and Trust federal funds rate effective at the time of borrowing. The line is renewed annually upon review by Columbus Bank and Trust. The Bank had not drawn any of these funds at December 31, 2002 and 2001.

On August 23, 2001, the Bank also entered into an open-ended unsecured line of credit with Compass Bank for $2,100,000 for federal fund purchases. Funds issued under this agreement are at the effective rate of Compass Bank at the time of borrowing. This line is renewed annually upon review by Compass Bank. The Bank had drawn $875,000 and $0 December 31, 2002 and 2001, respectively.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

At December 31, the Bank had outstanding commitments for unused lines and letters of credit that are not reflected in the accompanying financial statements as follows:

                                           Variable Rate
                                    --------------------------
                                        2002           2001
                                    ------------    ----------
Lines of Credit                     $  6,281,019     5,988,543
Letters of Credit                      2,014,000     1,061,046
Loans Approved, Not Closed             1,844,346     3,898,400
                                    ------------    ----------
   Total                            $ 10,139,365    10,947,989
                                    ============    ==========

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

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES:

The Bank is subject to claims and lawsuits, which arise, primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Bank.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 14. SIGNIFICANT GROUP CONCENTRATIONS CREDIT RISK:

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

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Bank's financial instruments at December 31 were as follows:

                                                            2002                          2001
                                                ---------------------------    --------------------------
                                                  Carrying                      Carrying
                                                   Amount       Fair Value       Amount       Fair Value
                                                ------------    -----------    -----------    ----------
Financial Assets:
  Cash and Due from Banks and
  Federal Funds Sold                            $  8,045,372      8,045,372     13,613,810     13,613,810
  Securities Held-to-Maturity                      1,000,000      1,002,314        100,412        100,886
  Securities Available-for-Sale                   27,728,986     27,728,986     22,163,522     22,163,522
  Loans Receivable:
  Adjustable Rate Loans under 30 years            42,203,578     42,203,578     25,358,602     25,358,602
  Fixed Rate Loans with original
     maturities of 30 years                           95,245         56,760        161,050         89,043
  Fixed Rate Loans with original
     maturities of 5 to 30 years                  48,155,584     44,881,001     46,339,013     43,666,576
  Fixed Rate Loans with original
     maturities of 1 to 5 years                   16,961,459     17,002,414     15,402,653     15,646,967
  Fixed Rate Loans with original
     maturities of less than one year              2,827,367      2,827,367      2,815,559      2,815,559
  Loans Held for Sale                              2,431,423      2,431,423        732,723        732,723
  Interest Receivable                                681,609        681,069        608,365        608,365
Financial Liabilities:
  Deposit Liabilities                            130,901,523    130,901,523    111,136,645    111,136,645
Off Balance Sheet Instruments:
  Commitments to Extend Credit                  $          -         10,350              -         12,753

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 16. FEDERAL INCOME TAXES:

The provision for income tax for 2002 and 2001 consists of the following:

                                           2002          2001
                                        ----------    ----------
Income Tax Expense:
   Current Tax Expense
      Federal                           $ 638,851       584,187
      State                               152,143       125,214
   Deferred Tax (Benefit)
      Federal                            (205,431)     (223,615)
      State                               (36,253)      (39,461)
                                        ---------      --------
                                        $ 549,310       446,325
                                        =========      ========

A cumulative net deferred tax asset for 2002 and 2001 is shown on the Statements of Financial Condition. The components of the asset and liability are as follows:

                                                                2002          2001
                                                            ------------    ---------
Differences in Depreciation Methods                         $   (45,535)     (85,022)
Difference in Methods for Provision for Loan Losses             457,072      321,714
Difference in Valuation of Other Real Estate Owned               12,000       26,385
Net Unrealized Gain/Loss on
  Available-For-Sale Securities                                (383,632)     (81,224)
                                                            -----------     --------
                                                            $    39,905      181,853
                                                            ===========     ========

Deferred Tax Assets                                         $   469,072      348,099
Deferred Tax Liabilities                                       (429,167)    (166,246)
                                                            -----------     --------
Net Deferred Tax Assets (Liabilities)                       $    39,905      181,853
                                                            ===========     ========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.

                                                                2002          2001
                                                            -----------    ---------
Federal Income Tax Expense at the
  Statutory Rate (34%)                                      $  552,337      428,319
Increases (Decreases) Resulting from:
    Nontaxable Interest Income, Net of Non-
      deductible Interest Expense                             (155,170)    (107,208)
    State Income Taxes, Net of Federal Income
      Tax Benefit                                              152,143      125,214
                                                            ----------     --------
Provision for Income Taxes                                  $  549,310      446,325
                                                            ==========     ========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 17. EMPLOYEE BENEFIT PLANS:

Effective May 1, 1998 the Bank adopted a simple IRA plan covering all employees. Employees may contribute up to $6,000 per year to the plan. The Bank may contribute up to 3% of the employees' annual compensation. Employer contributions in the amount of $35,279 and $29,502 were accrued at December 31, 2002 and December 31, 2001, respectively.

NOTE 18. REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined). Management believes, as of December 31, 2002 and 2001 that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital and ratio amounts are presented in the following table:

                                                                                                   To Be Well Capitalized
                                                                                                      Under the Prompt
                                                                  For Capital                            Corrective
                                     Actual                    Adequacy Purposes                      Action Provisions
                              --------------------  ----------------------------------------   -------------------------------
As of December 31, 2002:

 Total Risk-Based Capital
   (To Risk Weighted Assets)  $ 13,117,606   10.8%  > than = to 9,731,040   > than = to 8.0%   12,163,800   > than = to  10.0%
 Tier I Capital
   (To Risk Weighted Assets)    11,692,678    9.6%  > than = to 4,865,520   > than = to 4.0%    7,298,280   > than = to   6.0%
 Tier I Capital
   (To Average Assets)          11,692,678    7.8%  > than = to 6,050,440   > than = to 4.0%    7,563,050   > than = to   5.0%

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 18. REGULATORY MATTERS (CONTINUED):

                                                                                                       To Be Well Capitalized
                                                                                                          Under the Prompt
                                                                      For Capital                            Corrective
                                       Actual                      Adequacy Purposes                      Action Provisions
                                ------------------------  --------------------------------------   -------------------------------
As of December 31, 2001:

  Total Risk-Based Capital
    (To Risk Weighted Assets)      $ 12,006,868   11.8%   > than = to 8,170,880  > than = to 8.0%    10,213,600  > than = to 10.0%
  Tier I Capital
    (To Risk Weighted Assets)        10,890,868   10.7%   > than = to 4,085,440  > than = to 4.0%     6,128,160  > than = to  6.0%
  Tier I Capital
    (To Average Assets)              10,890,868    8.5%   > than = to 5,135,960  > than = to 4.0%     6,419,950  > than = to  5.0%

The Bank received notice from the FDIC that the Bank's deposits are insured up to $100,000 for each depositor, the FDIC assessment for the years ended December 31, 2002 and 2001 was $19,723 and $19,984, respectively.

NOTE 19.  BANK HOLDING COMPANY:

People's Community Bank is a wholly-owned subsidiary of PCB Bancorp, Inc. The retained earnings of PCB Bancorp, Inc. reflect the accumulated earnings of People's Community Bank and the consolidated statements of income reflect the income and expenses of People's Community Bank for the years ended December 31, 2002 and 2001.

The Parent Company's sole source of funds is the receipt of dividends from the Bank.

                   Condensed Statements of Financial Condition
                                  (Parent Only)

                                                                                2002                2001
                                                                           --------------      -------------
         ASSETS
Cash On Deposit with Subsidiary                                            $      258,799            249,622
Investment in Subsidiary                                                       12,268,126         10,518,845
Dividends Receivable                                                               82,910             66,200
                                                                           --------------      -------------
    Total Assets                                                           $   12,609,835         10,834,667
                                                                           ==============      =============

                                PCB BANCORP, INC
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 19. BANK HOLDING COMPANY (CONTINUED):

                                                                         2002               2001
                                                                    --------------      ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable                                                    $        5,000                -
Dividends Payable                                                           82,910           66,200
Common Stock                                                               829,100          827,500
Additional Paid-In Capital                                               7,492,300        7,474,500
Retained Earnings (Deficit)                                              3,625,075        2,344,632
Net Unrealized Gain (Loss) on Available-for-Sale Securities
   Net of Tax of $383,633 and 81,223 respectively                          575,450          121,835
                                                                    --------------       ----------
Total Liabilities and Shareholders' Equity                          $   12,609,835       10,834,667
                                                                    ==============       ==========

              Condensed Statements of Income and Retained Earnings
                                  (Parent Only)

OPERATING INCOME
     Dividend from Subsidiary                                       $      281,606          237,917
                                                                    --------------        ---------
Total Operating Income                                                     281,606          237,917
                                                                    --------------        ---------

OPERATING EXPENSES
     Postage and Printing                                                        -            3,011
     Depreciation Expense                                                        -              354
     Outside Services                                                       15,223           10,028
                                                                    --------------        ---------
Total Operating Expenses                                                    15,223           13,393
                                                                    --------------        ---------

Income from Operations                                                     266,383          224,524

OTHER INCOME (EXPENSE)
     Undistributed Net Income from Investment
        in Wholly-Owned Subsidiary                                       1,295,666          874,259
                                                                    --------------        ---------

Net Income                                                               1,562,049        1,098,783
Beginning Retained Earnings (Deficit)                                    2,344,632        1,483,766
Cash Dividends                                                            (281,606)        (237,917)
                                                                    --------------        ---------
Ending Retained Earnings                                            $    3,625,075        2,344,632
                                                                    ==============        =========

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 19. BANK HOLDING COMPANY (CONTINUED):

                       Condensed Statements of Cash Flows
                                  (Parent Only)

                                                                  2002              2001
                                                             --------------      -----------
Cash Flows from Operating Activities:
     Net Income                                              $    1,562,049        1,098,783
     Undistributed Net (Income) Loss of Wholly-Owned
        Subsidiary                                               (1,295,666)        (874,259)
     Depreciation Expense                                              -                 354
     (Increase) in Dividends Receivable                             (16,710)          (8,961)
     Increase in Accounts Payable                                     5,000                -
                                                             --------------      -----------

Net Cash Provided by Operating Activities                           254,673          215,917
                                                             --------------      -----------

Cash Flows from Financing Activities:
     Stock Options Exercised                                         19,400          116,800
     Dividends Paid                                                (264,896)        (228,956)
                                                             --------------      -----------

Net Cash Used for Financing Activities                             (245,496)        (112,156)
                                                             --------------      -----------

Increase in Cash and Cash Equivalents                                 9,177          103,761
Beginning Cash and Cash Equivalents                                 249,622          145,861
                                                             --------------      -----------

Ending Cash and Cash Equivalents                             $      258,799          249,622
                                                             ==============      ===========

NOTE 20.  STOCK OPTIONS:

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 20. STOCK OPTIONS (CONTINUED):

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense has been recognized for the stock option.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income in 2002 and 2001 would have been $1,535,341 and $1,073,821, respectively. The pro forma earnings per share would have been $1.75 and $1.22 in 2002 and 2001, respectively. The Company calculates a weighted-average fair value for each option. There were no options granted in 2002 or 2001.

A summary of option transactions during the years ended December 31, 2002 and 2001 is shown below:

                                                                    Number       Weighted-Average
                                                                   of Shares      Exercise Price
                                                                   ---------     ----------------
Outstanding at January 1, 2001                                      111,300

Exercised at December 31, 2001                                        9,800            11.92
                                                                    -------

Outstanding at December 31, 2001                                    101,500            13.26
                                                                    =======

Vested and Exercisable at December 31, 2001                          91,500            13.26
                                                                    =======

Outstanding at January 1, 2002                                      101,500

Exercised during 2002                                                 1,600            12.13
                                                                    -------

Outstanding at December 31, 2002                                     99,900            14.05
                                                                    =======

Vested and Exercisable at December 31, 2002                          93,900            14.05
                                                                    =======

A summary of options outstanding as of December 31, 2002 is shown below:

                                        Weighted-Average
Exercise       Number of Options      Remaining Contractual
 Price            Outstanding            Life Outstanding
---------      -----------------      ---------------------
$   10.00           77,700                  3.5 years
    16.00                0                  4.5 years
    20.00            3,600                  5.5 years
    25.00            4,000                  6.5 years
    25.00           10,000                    7 years
    23.00            4,600                    8 years
                    ------
                    99,900
                    ======

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

NOTE 21. EARNINGS PER SHARE:

                                                                 FOR THE YEAR ENDED
                                ---------------------------------------------------------------------------------------
                                                   2002                                         2001
                                -----------------------------------------   -------------------------------------------
                                             Weighted-Average                               Weighted-Average
                                   Income         Shares        Per-Share      Income          Shares         Per-Share
                                (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)       Amount
                                -----------    -------------    ---------   ------------   -------------      ---------
Net Income                      $ 1,562,049             -            -       1,098,783             -               -

Basic EPS
     Income Available to
     Common Stockholders          1,562,049       828,108         1.88       1,098,783        818,657           1.34

Effect of Dilutive Options

Stock Options
  (using the Treasury Stock
  Method)                                 -        50,522             -              -         62,731              -
                                -----------        ------          ----      ---------        -------            ---

Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options   $ 1,562,049       878,630         1.78       1,098,783        881,388           1.25
                                ===========       =======         ====      ==========        =======           ====

         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names of the Company's directors and executive officers, together with certain information regarding them, are as follows:

 Name, Age, and Address           Company Position             Principal Occupation
-------------------------      -----------------------     ----------------------------
Phillip R. Carriger (55)       Director and                Banker
6 Fox Run Lane                 Chief Executive Officer
Johnson City, TN 37604

Michael T. Christian (60)      Director and                Banker
110 Belmeade Circle            President
Johnson City, TN 37601

Thomas J. Garland (68)         Director                    College Professor/Consultant
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (60)          Director                    Newspapers
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (69)             Director                    Real Estate Developer
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz (67)           Director                    Newspapers
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (69)     Director                    Radiologist
810 Cloudland Drive
Johnson City, TN 37601

Scott M. Niswonger (55)        Director                    Trucking & Air
1508 Crestwood Dr.
Greeneville, TN 37745

Richard H. Roberts (48)        Director                    Trucking & Air
2107 Old Tusculum Rd.
Greenville, TN 37745

Biographies of Directors and Officers

Phillip R. Carriger, age 55, has been the Chief Executive Officer of People's Community in Johnson City since 1995. Prior to that time, he was the Senior Vice President of Hamilton Bank's Corporate Division. Mr. Carriger has over 30 years of experience in the banking industry, having worked for the Comptroller of the Currency as an Assistant National Bank Examiner, C&C Bank of Anderson County as a Senior Vice President and First American National Bank (in the Knoxville and Johnson City offices) as a Senior Vice President. Mr. Carriger graduated from the University of Tennessee with a B.S. Degree in Economics in 1971. Mr.

Carriger is a member of the Kiwanis Club, East Tennessee State University Foundation Board of Trustees, Economic Development Board Secretary, United Way and Girl's Inc. Board of Directors and Tennessee bankers Association Board of Directors.

Michael T. Christian, age 60, spent 28 years with NationsBank and its predecessors. He last served as Executive Vice President in charge of retail banking for Tennessee and Kentucky. Prior to that, he was Executive Vice President over all of Tennessee and Kentucky community banks. Mr. Christian graduated from the University of Tennessee in 1966. He has served on numerous civic and professional boards of directors including the Tennessee Bankers Association, the Federal Reserve Bank of Nashville, the Tennessee Manufacturer's Association and Tusculum College. He is a former Captain, U.S. Army, Armor.

C.C. Marshall, age 69, has been President of Mountcastle Corporation, a real estate development and construction firm, since 1967. Mr. Marshall was a director of Hamilton Bank for 17 years. He is a graduate of East Tennessee State University and a native of Johnson City.

Timothy P. Jones, age 60, is a Vice President, director and stockholder of Press Holding Corporation, the publisher of the Johnson City Press newspaper and seven other newspapers. Mr. Jones received his A.B. Degree in Economics from Wofford College, has a Masters degree in Mass Communications from Texas Tech University and is a former director of the Tennessee Press Association. He is also a former director of Hamilton Bank and a past Chairman of the Board of Directors of the Johnson City/Jonesborough/Washington County Chamber of Commerce. Mr. Jones is Past President of the Johnson City Evening Rotary Club, Past President of the Johnson City Country Club Board of Directors, a member of the East Tennessee State University Foundation Board of Trustees, Economic Development Board and Johnson City Development Authority Board.

Thomas J. Garland, age 68, served for 21 years in the Tennessee State Senate (17 years as Senate Minority Leader). He is a former Chancellor of the Tennessee Board of Regents, former Chairman of the Board of Commerce Union Bank (now NationsBank) in Greeneville, Tennessee, and also served as Executive Vice President and a director of First American Bank, Tri-Cities. Mr. Garland, a graduate of East Tennessee State University, currently serves as Chairman of the Tusculum Institute for Public Leadership and Policy at Tusculum College. He is a member of the Board of Directors of Atmos Energy Corporation, Dallas Texas, and a former director of Tri-State Container, now Inland Container, in Elizabethton, Tennessee. Mr. Garland is a member of the boards of the Johnson City Medical Center, the Sequoyah Council Boy Scouts of America, ETSU National Alumni Association, the Greater Tri-Cities Business Alliance and the East Tennessee State University Foundation Board of Trustees.

James D. Swartz, age 67, has been a co-owner of Swartz-Morris Media (which owns two newspapers) and Swart Media Consultants, a company that advises newspapers in operation systems, since 1988. Prior to that time, Mr. Swartz was President or Worrell Enterprises, a media company with 33 newspapers and three television stations. Mr. Swartz was born in Johnson City, Tennessee, and currently serves on the East Tennessee State University Foundation Board of Trustees and ETSU College of Business Board of Advisors.

James W. Gibson, M.D., age 69, is currently associated with Mountain Empire Radiology, P.C. and has practiced his specialty of radiology in Johnson City since 1965. Dr. Gibson received his undergraduate education from Vanderbilt University, his Medical Degree from the University of Tennessee Medical School in Memphis and served his residency in radiology at Duke University Medical Center, Durham, North Carolina. He presently serves on the National Alumni Council for the University of Tennessee Medical School and is a member of the ETSU Foundation. He has served on the Johnson City Medical School Board of Directors and the Watauga Mental Health Center Board of Directors.

Scott M. Niswonger, age 55, co-founded Landair Transport, a trucking company specializing in time-definite service, in 1981 and currently serves as the Chairman and Chief Executive Officer of Landair Transport and her sister company Forward Air Corporation with corporate offices located in Greenville, Tennessee. Both are public companies and trade on the NASDAQ exchange. Mr. Niswonger established the Niswonger Foundation in 2001 that supports and promotes philanthropic educational projects. He also serves on the Executive Committee of the Board of Trustees for Tusculum College; is a Board member of the ETSU Foundation and Honorary ETSU alumnus; former Director of First Tennessee Bank, NA; former Vice-Chair of the Tennessee Board for Economic Growth; former Chairman of the Greene County Partnership; and an ordained elder at Greeneville Cumberland Presbyterian Church. He is a graduate of Purdue University's School of Aviation Technology and received a BSBA from Tusculum College.

Richard H. Roberts, age 48, is Senior Vice President, Secretary, General Counsel and a Director of Landiar Corporation of Greeneville, Tennessee. He also serves as a Director of Miller Industries, Inc. and Senior Vice President, General Counsel, Secretary and a Director of Forward Air Corporation of Greenville, Tennessee. Prior to joining Forward Air, Mr. Roberts was a partner with Baker, Worthington, Crossley, and Stansberry law firm.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes the compensation paid or accrued for the years ended December 31,2002, 2001, 2000, 1999, 1998, and 1997 to the Chief
Executive Officer and President for the year ended December 31, 2002. There are no other officers of the Company or Bank whose total annual salary exceeds $100,000; accordingly, disclosure regarding executive compensation is provided in the below tables only with respect to the Chief Executive Officer and the President of the Bank.

                                                              Annual
                                                           Compensation
                                           Fiscal                                  Salary
Name and Current Position                   Year      Salary ($)   Bonus ($)    Compensation
-------------------------------------      ------     ----------------------    ------------
Phillip R. Carriger                         2002            $  132,955          $  2,238 (1)
Chairman and Chief Executive Officer,       2001            $  127,760          $  2,615 (1)
Director                                    2000            $  120,500          $  2,215 (1)
                                            1999            $  114,150          $  1,901 (1)
                                            1998            $  108,750          $  1,304 (1)
                                            1997            $  102,000          $  3,800 (1)

Michael T. Christian                        2002            $  108,728          $  1,845 (1)
President, Director                         2001            $  103,020          $  4,053 (1)

(1)      Represents automobile reimbursement.

Option Grants in Preceeding Fiscal Years

         The following table sets forth information concerning stock option grants to the Company's Chief Executive Officer during 1996. There were no grants prior to that time or after that time.

                              # OF SECURITIES           % OF TOTAL
                             UNDERLYING OPTIONS     OPTIONS GRANTED TO
Name                               GRANTED           EMPLOYEES IN 1996
-------------------          ------------------     ------------------
Phillip R. Carriger                40,000                 51.61%

Value of Unexercised Options

         This table presents information regarding the value of unexercised options held at December 31, 2002. No stock options were exercised, and there were no SARs outstanding during 2002, 2001, 2000, 1999, 1998, 1997, or 1996.

                                                             VALUE OF UNEXERCISABLE
                               NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS
                               OPTIONS AT FY-END (#)              AT FY-END (1)
Name                         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
-------------------          -------------------------      -------------------------
Phillip R. Carriger                 40,000/ 0                     $ 480,000/$0

(1) Dollar values were calculated by determining the difference between the price of common stock on December 31, 2002 of $22.00 per share and the exercise price of such options

Director Compensation

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2002 certain information with respect to the shares of the common stock of the Company beneficially owned by the shareholders known to the Company to own beneficially more than 5% of the shares and the shares of common stock beneficially owned by the Company's directors and executive officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all presently exercisable options and options that will become exercisable within 120 days from the date of this table, that have been issued pursuant to any of the Company's stock option plans, have been exercised.

    Name and Address                                                            Number of Shares Beneficially
  of Beneficial Owners                                                              Owned on 12/31/02 (%)
-------------------------                                                       -----------------------------
Phillip R. Carriger (1)                                                          63,250           (7.63%)
6 Fox Run Lane
Johnson City, TN 37604

Thomas J. Garland (2)                                                            17,400           (2.10%)
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (2)                                                             17,400           (2.10%)
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (5)                                                                10,000           (1.21%)
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz  (4)                                                                200           (0.02%)
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (3)                                                        12,400           (1.50%)
810 Cloudland Drive

Johnson City, TN 37601

Scott M. Niswonger                                                              142,724          (17.21%)
1508 Crestwood Dr.
Greeneville, TN 37745

Michael T. Christain (6)                                                         19,000           (2.29%)
108 Belmeade Circle
Johnson City, TN 37601

Richard H. Roberts                                                               16,000           (1.93%)
2107 Tusculum Rd.
Greeneville, TN 37745

All Directors and Executive Officers as a group (nine persons, 9) (4)           298,374          (34.77%)

(1) Includes 40,000 shares which Mr. Carriger currently has a right to acquire under Company stock options.

(2) Includes 8,800 shares which each of these directors currently has a right to acquire under Company stock options.

(3) Includes 3,800 shares which Dr. Gibson currently has a right to acquire under Company stock options.

(4) Includes 93,900 shares which all officers and directors as a group currently have a right to purchase under Company stock options.

(5) Includes 800 shares which C.C. Marshall currently has a right to acquire under Company stock options.

(6) Includes 10,000 shares which Mr. Christian currently has a right to acquire under Company stock options.

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

There are no cases in which aggregate extensions of credit outstanding to any one director or officer and his associates exceeds 10% of the equity capital of the Bank. At December 31, 2002, the total amount of loans to directors and executive officers was $0, or approximately 0.0% of shareholder's equity.

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

                       PCB BANCORP, INC.
                       (Registrant)

                       By:/s/ Phillip R. Carriger
                       ------------------------------------------------------
                       Phillip R. Carriger, Chairman and Chief Executive Officer (Principal Executive Officer)

                       Date: March 28, 2003

                       By:/s/ David LeVeau
                       ---------------------------------------------------------
                       David LeVeau, Senior Accountant
                       (Senior Accounting Officer)

                       Date: March 28, 2003

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

                       Date: March 28, 2003

                       By:/s/ Michael T. Christian
                       ---------------------------------------------------------
                       Michael T. Christian, President and Director

                       Date: March 28, 2003

                       By:/s/ Thomas J. Garland
                       ---------------------------------------------------------
                       Thomas J. Garland, Director

                       Date: March 28, 2003

                       By:/s/ Timothy P. Jones
                       ---------------------------------------------------------
                       Timothy J. Jones, Director

                       Date: March 28, 2003

                       By:/s/ C.C. Marshall
                       ---------------------------------------------------------
                       C.C. Marshall, Director

                       Date: March 28, 2003

                       By:/s/ J.D. Swartz
                       ---------------------------------------------------------
                       J.D. Swartz, Director

                       Date: March 28, 2003

                       By:/s/ James W. Gibson
                       ---------------------------------------------------------
                       James W. Gibson, Director

                       Date: March 28, 2003

                       By:/s/ Scott M. Niswonger
                       Scott M. Niswonger, Director

                       Date: March 28, 2003

                       By:/s/ Richard H. Roberts
                       ---------------------------------------------------------
                       Richard H. Roberts, Director

                       Date: March 28, 2003