Form 10QSB
period 2003-03-31
PCB BANCORP INC
filed 2003-05-14
CIK 1016467

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS FORM 10-QSB IS BEING
FILED IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes [X]            No [  ]

835,100

(Outstanding shares of the issuer’s common stock as of March 31, 2003)

Transitional Small Business Disclosure Format

Yes [X]            No [  ]

PCB BANCORP, INC.

INDEX

Number		Page

PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	March 31, 2003 (Unaudited) and December 31, 2002	2
	Consolidated Statements of Income
	Three Months ended March 31, 2003 and 2002 (Unaudited)	3
	Three Months ended March 31, 2003 and 2002 (Unaudited)	3
	Consolidated Statement of Shareholders’ Equity
	Three Months ended March 31, 2003 (Unaudited)
	Twelve Months ended December 31, 2002
	Consolidated Statements of Cash Flows	5
	Three Months Ended March 31, 2003 and 2002 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Default Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PCB BANCORP, INC.

FINANCIAL STATEMENTS

WITH

ACCOUNTANTS’ REVIEW REPORT

For the Quarters Ended March 31, 2003 and 2002

ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN 37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of March 31, 2003 and the related consolidated statement of changes in shareholders’ equity, the consolidated statements of income, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in these consolidated financial statements is the representation of the management of PCB Bancorp, Inc.

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

The consolidated financial statements for the year ended December 31, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated February 21, 2003, but we have not performed any auditing procedures since that date.

BLACKBURN, CHILDERS & STEAGALL, PLC JOHNSON CITY, TENNESSEE

April 28, 2003

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and Due from Banks	$8,005,979	7,836,372
Federal Funds Sold	4,359,000	209,000
Securities Held-to-Maturity	1,000,000	1,000,000
Securities Available-for-Sale	22,992,598	27,728,986
Loans Held for Sale	1,224,379	2,431,423
Loans Receivable, Net of Allowance for Loan Losses and Deferred Loan Origination Fees	120,782,454	108,818,305
Interest Receivable	758,867	681,609
Premises and Equipment, Net of Accumulated Depreciation	3,221,415	2,863,775
Restricted Investments	1,111,500	484,400
Deferred Tax Asset	119,753	39,905
Other Assets	250,155	205,323

Total Assets	$163,826,100	152,299,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand Deposits	$15,947,615	16,810,677
Savings and NOW Deposits	97,698,444	92,583,818
Other Time Deposits	22,526,175	21,507,028
Federal Funds Purchased	1,500,000	875,000
Interest Payable	112,575	110,587
Dividend Payable	83,510	82,910
Line of Credit	8,800,000	6,000,000
Securities Sold Under Agreement to Repurchase	2,000,000	—
Accounts Payable and Other Liabilities	2,247,626	1,807,153

Total Liabilities	150,915,945	139,777,173

SHAREHOLDERS’ EQUITY:
Common Stock – $1 par value; 3,000,000 shares authorized; 835,100 and 829,100 shares issued and outstanding at 3/31/03, and 12/31/02, respectively	835,100	829,100
Additional Paid-in Capital	7,546,300	7,492,300
Retained Earnings	4,041,490	3,625,075
Accumulated Other Comprehensive Income	487,265	575,450

Total Shareholder’s Equity	12,910,155	12,521,925

Total Liabilities and Shareholders’ Equity	$163,826,100	152,299,098

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended

	March 31,	March 31,
	2003	2002

INTEREST INCOME:
Interest on Loans	$1,805,655	1,615,332
Interest on Investments	327,275	326,081
Interest on Federal Funds Sold	6,625	36,540

Total Interest Income	2,139,555	1,977,953

INTEREST EXPENSE:
Interest on Interest Bearing Checking Accounts	24,893	22,233
Interest on Money Market Accounts	313,068	308,431
Interest on Passbook Accounts	146,419	165,063
Interest on Certificates of Deposit	140,625	253,164
Interest on Other Borrowed Funds	74,716	73,650

Total Interest Expense	699,721	822,541

Net Interest Income	1,439,834	1,155,412
Provision for Loan Losses	117,793	46,300

Net Interest Income after Provision for Loan Losses	1,322,041	1,109,112

NON-INTEREST INCOME:
Service Charges	108,332	92,337
Loan Origination Fees	207,000	169,891
Net Realized Gains on Sales and Calls of Securities	79,574	—
Miscellaneous Income	35,473	118

Total Non-Interest Income	430,379	262,346

NON-INTEREST EXPENSES:
Salaries	509,905	416,620
Payroll Taxes	45,597	36,229
Employee Benefits	44,214	40,640
Occupancy Expense	38,430	22,989
Rental Expense	20,584	8,100
Furniture and Equipment Expense	3,872	4,590

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended

	March 31,	March 31,
	2003	2002

NON-INTEREST EXPENSES (Continued):
Computer Equipment Expense	18,560	19,551
Stationery, Supplies and Printing	33,251	20,978
Postage, Express and Freight	22,806	22,570
Telephone Expense	24,365	16,932
Vehicle Expense	6,615	5,648
Outside Services	58,193	53,014
Teller Over and Short	46	279
Advertising and Promotion	24,144	23,148
Loan Collection Expense	8,201	34,594
Bank Security and Protection	2,486	976
FDIC Assessment	5,277	4,761
Insurance	15,102	12,925
Dues and Subscriptions	5,523	5,066
Franchise Tax Expense	8,071	7,250
Refunds and Reimbursements	2,015	2,103
Travel and Meetings	466	1,085
Contributions	1,645	2,525
Depreciation	58,919	71,822
Directors’ Fees	14,850	14,200
Miscellaneous Expenses	17,839	15,685
Net Realized Loss on Sale of Other Real Estate Owned	—	2,363
Net Unrealized Impairment Loss on Other Real Estate Owned	20,000	—

Total Non-Interest Expenses	1,010,976	866,643

Income Before Taxes	741,444	504,815
INCOME TAX PROVISION:
Income Tax Expense	241,519	124,688

Net Income	$499,925	380,127

Net Income per Share – Basic	$.60	.46

Net Income per Share – Assuming Dilution	$.57	.43

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balances, January 1, 2002	$827,500	7,474,500	2,344,632	121,835	10,768,467
COMPREHENSIVE INCOME:
Net Income	—	—	1,562,049	—	1,562,049
Other Comprehensive Income Net of Tax:
Change In Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $302,410				453,615	453,615

Total Comprehensive Income					2,015,664
Stock Option Exercised	1,600	17,800	—	—	19,400
Cash Dividends	—	—	(281,606)	—	(281,606)

Balances, December 31, 2002	$829,100	7,492,300	3,625,075	575,450	12,521,925
COMPREHENSIVE INCOME:
Net Income	—	—	499,925	—	499,925
Other Comprehensive Income Net of Tax:
Change in Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $(58,789)				(88,185)	(88,185)

Total Comprehensive Income					411,740
Stock Options Exercised	6,000	54,000			60,000
Cash Dividends	—	—	(83,510)	—	(83,510)

Balances, March 31, 2003	$835,100	7,546,300	4,041,490	487,265	12,910,155

See Accompanying Notes and Accountants’ Review Report

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Three Months Ended

	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$499,925	380,127
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation Expense	58,919	71,822
Unrealized Impairment Loss on Other Real Estate Owned	20,000	—
Provision for Loan Losses	117,793	46,300
Discount Accretion Net of Premium Amortization	(3,526)	(19,401)
Origination of Mortgage Loans Held for Sale	(8,297,300)	(6,470,683)
Proceeds from Mortgage Loans Sold	9,504,344	6,403,506
Net Realized (Gains) Losses on Sales and Calls of Securities	(79,574)	—
Deferred Income Tax	(21,059)	(33,985)
(Increase) Decrease in Assets:
Interest Receivable	(77,258)	(101,749)
Other Assets	(44,832)	61,473
Increase (Decrease) in Liabilities:
Interest Payable	1,988	(39,672)
Accounts Payable and Other Liabilities	440,473	(949,963)

Net Cash Provided by (Used for) Operating Activities	2,119,893	(652,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold	(4,150,000)	(2,443,000)
Purchases of Available-for-Sale Securities	(2,093,089)	(3,509,600)
Proceeds from Sale, Maturities and Calls of Available-For-Sale Securities	5,843,000	—
Principal Payments Received on Mortgage Backed Securities	901,223	631,051
Purchases of Restricted Investments	(627,100)	(3,700)
Purchases of Premises and Equipment	(415,179)	(48,850)
Loan Participations Bought	(3,572,847)	(1,089,995)
Loan Participations Sold	—	4,350,000
Proceeds from Sale of Foreclosed Property	—	125,000
Net Increase in Loans	(8,509,095)	(7,096,361)

Net Cash Used for Investing Activities	(12,623,087)	(9,085,455)

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Three Months Ended

	March 31, 2003	March 31, 2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(82,910)	(66,200)
Stock Options Exercised	60,000	—
Net Increase in Federal Funds Purchased	625,000	—
Net Increase in Deposits	5,270,711	9,802,732
Proceeds from Line of Credit	2,800,000	—
Securities Sold Under Agreement to Repurchase	2,000,000	—

Net Cash Provided by Financing Activities	10,672,801	9,736,532

Increase (Decrease) in Cash and Cash Equivalents	169,607	(1,148)
Cash and Cash Equivalents, Beginning of Year	7,836,372	6,040,810

Cash and Cash Equivalents, End of Period	$8,005,979	6,039,662

SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period for Interest	$697,733	859,689

Cash Paid During the Period for Income Taxes	$121,101	183,031

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The significant accounting policies disclosed in the December 31, 2002 audited financial statements have been consistently followed. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2.   FINANCIAL STATEMENT PRESENTATION

Certain amounts in the March 31, 2002 financial statements have been reclassified to conform to the March 31, 2003 presentation.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

	March 31, 2003 (unaudited)				December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-Sale
U.S. Government Federal Agencies	$3,742,310	60,180	10,797	3,791,693	8,731,687	158,518	1,400	8,888,805
State and Municipal Governments	13,077,235	523,257	17,142	13,583,350	11,775,675	510,017	1,886	12,283,806
Corporate Securities	516,879	25,921	—	542,800	518,372	25,678	—	544,050
Mortgage-Backed Securities	4,844,066	230,689	—	5,074,755	5,744,170	268,155	—	6,012,325

Total Available-for-Sale	22,180,490	840,047	27,939	22,992,598	26,769,904	962,368	3,286	27,728,986

Held-to-Maturity
State and Municipal Governments	1,000,000	1,250	—	1,001,250	1,000,000	2,314	—	1,002,314

Total Held-to-Maturity	1,000,000	1,250	—	1,001,250	1,000,000	2,314	—	1,002,314

Total Investment Securities	$23,180,490	841,297	27,939	23,993,848	27,769,904	964,682	3,286	28,731,300

The amortized cost and market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Amounts maturing in:
One year or less	$—	—	1,455,547	1,469,913
After one year through five years	—	—	5,973,561	6,156,485
After five years through ten years	—	—	7,304,082	7,610,171
After ten years	1,000,000	1,002,314	6,292,544	6,480,092
Mortgage-Backed Securities	—	—	5,744,170	6,012,325

	$1,000,000	1,002,314	26,769,904	27,728,986

Accrued interest on investments at March 31, 2003 and December 31, 2002 was $301,003 and $250,994 respectively. During the three months ended March 31, 2003 and the year ended December 31, 2002 the bank received $5,843,000 and $6,138,347 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $5,763,426 and $6,115,564 resulting in a realized gain of $79,574 and $22,783 on sales and calls of securities, respectively.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   LOANS RECEIVABLE:

Loans are summarized as follows:

	March 31, 2003	December 31,
	(unaudited)	2002

Commercial	$28,848,333	27,903,470
Residential Real Estate	22,594,794	20,388,409
Non Residential Real Estate	57,121,050	46,824,648
Installment	13,284,474	14,660,968
Consumer	486,806	515,787
Other	174,479	198,703

	122,509,936	110,491,985
Allowance for Loan Losses	(1,432,740)	(1,424,928)
Net Deferred Loan Origination Fees	(294,742)	(248,752)

	$120,782,454	108,818,305

An analysis of the change in the allowance for loan losses follows:

	March 31, 2003	December 31,
	(unaudited)	2002

Balance at Beginning of Period	$1,424,928	1,116,566
Provision for Loan Losses	117,793	511,634
Loans Charged Off	(135,758)	(218,596)
Recoveries on Loans	25,777	15,324

Balance at End of Period	$1,432,740	1,424,928

A summary of loans by estimated maturity as of December 31, 2002 is as follows:

Maturity within one year	$56,121,068
One to five years	52,353,312
Over five years	2,017,605

$110,491,985

Accrued interest receivable on loans at March 31, 2003 and December 31, 2002 was $457,864 and $430,615, respectively.

At December 31, 2002, the total recorded investment in loans on nonaccrual amounted to $928,129 and the total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $94,190. At December 31, 2002, the total recorded investment in impaired loans amounted to $0. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss is classified as substandard and is $0. The amount of any cash receipts is applied to principal on impaired loans. Interest income in the amount of $0 was recognized for cash receipts during 2002. The entire amount of the impaired loan was written off as a bad debt during 2002.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   LOANS RECEIVABLE (CONTINUED):

The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $12,503,772 at December 31, 2002 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 2002 were $0. During 2002, there were additional loans to such related parties in the amount of $0 and repayments amounted to $237,345.

NOTE 5.    EARNINGS PER SHARE:

	FOR THE PERIOD ENDED

	March 31, 2003			March 31, 2002
	(unaudited)			(unaudited)

	Weighted-Average			Weighted-Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$499,925	—	—	380,127	—	—
Basic EPS
Income Available to Common Stockholders	499,925	830,333	.60	380,127	827,500	.46
Effect of Dilutive Options
Stock Options (using the Treasury Stock Method)	—	50,403	—	—	53,888	—

Diluted EPS
Income Available to Common Stockholders plus Assumed Exercise of Options	$499,925	880,736	.57	380,127	881,388	.43

Financial Condition

People’s Community Bank (the “Bank”) represents virtually all of the assets of PCB Bancorp, Inc. (the “Company”). The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the first quarter of 2003. Total assets have grown $11.5 million or 7.57% since December 31, 2002.

Loans have increased $12.0 million or 11.00% since December 31, 2002, while investment securities have decreased $4.7 million or 17.08% since December 31, 2002.

Nonperforming Assets and Risk Elements. The bank had $997,000 in nonperforming assets at March 31, 2003. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2003, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has no impaired loans. The Bank also currently has $82,000 in other real estate owned.

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

Liquidity and Capital Resources

Liquidity is adequate with cash and due from banks of $8 million as of March 31, 2003. In addition, loans and investment securities repricing or maturing in one year or less exceeded $68 million at March 31, 2003. The Bank has approximately $8.0 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $933,000 at March 31, 2003. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $17.4 million with $11.1 million having been drawn as of March 31, 2003. The Bank also has a $2.0 million repurchase agreement with Compass Bank in order to temporarily assist in funding loans. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Total equity capital of the Company at March 31, 2003 is $12.9 million or 7.88% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements as of March 31, 2003 for all regulatory agencies. The Bank’s capital ratios as of March 31, 2003 are as follows:

Tier 1 capital	7.89%
Tier 2 capital	.94%
Total risk-based	10.60%

Results of Operations

The company had net income of $499,925 during the first quarter of 2003 compared to the net income of $380,127 during the first quarter of 2002, an increase of $120,000 or 31.57% over the same period in 2002. Net interest income increased $284,000 or 24.58%. Total non-interest income also increased $168,000 or 64.05%.

Interest income increased slightly from 2002 to 2003 primarily because of our growth in loans, while interest expense decreased because of the general decrease in interest rates in the past year. Our Cost/Yield Spread for loans remains strong at 4.38%. The increase in non-interest income for the period ending March 31, 2003 is largely because of the $79,600 gains on the sales and calls of securities.

The provision for loan losses was $117,800 for the first three months of 2003 up from $46,300 for the first three months in 2002. The allowance for loan losses of $1,433,000 at March 31, 2003 (approximately 1.17% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB BANCORP, INC.

(Registrant)

5/12/2003	Phillip R. Carriger

(Date)	Phillip R. Carriger, Chairman and Chief Executive Officer
(Principle Executive Officer)

5/12/2003	Michael Christian

(Date)	Michael Christian, President