Form 10QSB
period 2003-06-30
PCB BANCORP INC
filed 2003-08-13
CIK 1016467

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS FORM 10-QSB IS BEING
FILED IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  ☒            No  ☐

835,100

(Outstanding shares of the issuer’s common stock as of June 30, 2003)

Transitional Small Business Disclosure Format

Yes  ☐            No  ☒

PCB BANCORP, INC.

FINANCIAL STATEMENTS

WITH

ACCOUNTANTS’ REVIEW REPORT

For the Quarters Ended June 30, 2003 and 2002

ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN 37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of June 30, 2003 and the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2003 and the consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in these consolidated financial statements is the representation of the management of PCB Bancorp, Inc.

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

BLACKBURN, CHILDERS & STEAGALL, PLC JOHNSON CITY, TENNESSEE

July 28, 2003

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and Due from Banks	$7,905,035	7,836,372
Federal Funds Sold	9,006,000	209,000
Securities Held-to-Maturity	—	1,000,000
Securities Available-for-Sale	19,411,801	27,728,986
Loans Held for Sale	1,086,861	2,431,423
Loans Receivable, Net of Allowance for Loan Losses and Deferred Loan Origination Fees	123,804,487	108,818,305
Interest Receivable	716,800	681,609
Premises and Equipment, Net of Accumulated Depreciation	3,357,333	2,863,775
Restricted Investments	1,118,100	484,400
Deferred Tax Asset	39,000	39,905
Other Assets	271,624	205,323

Total Assets	$166,717,041	152,299,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand Deposits	$17,622,671	16,810,677
Savings and NOW Deposits	101,486,925	92,583,818
Other Time Deposits	25,540,275	21,507,028
Federal Funds Purchased	—	875,000
Interest Payable	119,221	110,587
Dividend Payable	83,510	82,910
Line of Credit	7,200,000	6,000,000
Accounts Payable and Other Liabilities	1,233,701	1,807,153

Total Liabilities	153,286,303	139,777,173

SHAREHOLDERS’ EQUITY:
Common Stock — $1 par value; 3,000,000 shares authorized; 835,100 and 829,100 shares issued and outstanding at 3/31/03, and 12/31/02, respectively	835,100	829,100
Additional Paid-in Capital	7,546,300	7,492,300
Retained Earnings	4,440,944	3,625,075
Accumulated Other Comprehensive Income	608,394	575,450

Total Shareholder’s Equity	13,430,738	12,521,925

Total Liabilities and Shareholders’ Equity	$166,717,041	152,299,098

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

INTEREST INCOME:
Interest on Loans	$1,913,519	1,682,820	3,719,174	3,298,152
Interest on Investments	235,784	342,878	563,059	668,959
Interest on Federal Funds Sold	15,451	20,700	22,076	57,241

Total Interest Income	2,164,754	2,046,398	4,304,309	4,024,352

INTEREST EXPENSE:
Interest on Interest Bearing Checking Accounts	21,108	21,284	46,001	43,518
Interest on Money Market Accounts	310,253	322,072	623,321	630,503
Interest on Passbook Accounts	128,564	179,743	274,983	344,806
Interest on Certificates of Deposit	155,118	189,623	295,743	442,787
Interest on Other Borrowed Funds	80,143	72,329	154,859	145,979

Total Interest Expense	695,186	785,051	1,394,907	1,607,593

Net Interest Income	1,469,568	1,261,347	2,909,402	2,416,759
Provision for Loan Losses	207,000	(13,051)	324,793	33,249

Net Interest Income after Provision for Loan Losses	1,262,568	1,274,398	2,584,609	2,383,510

NON-INTEREST INCOME:
Service Charges	103,386	107,061	211,718	199,398
Loan Origination Fees	261,204	207,716	468,204	377,607
Net Realized Gain on Sales and Calls of Securities	119,676	10,046	199,250	10,046
Net Realized Gain on Sale of Other Real Estate Owned	—	24,378	—	22,015
Miscellaneous Income	1,594	839	37,067	956

Total Non-Interest Income	485,860	350,040	916,239	610,022

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

NON-INTEREST EXPENSE:
Salaries	$508,123	419,185	1,018,028	835,805
Payroll Taxes	40,705	33,776	86,302	70,004
Employee Benefits	58,831	39,738	103,045	80,378
Occupancy Expense	40,417	26,017	78,847	49,006
Rental Expense	16,050	12,600	36,634	20,700
Furniture and Equipment Expense	4,645	4,802	8,517	9,392
Computer Equipment Expense	34,790	35,312	53,350	54,863
Stationery, Supplies and Printing	28,659	15,352	61,910	36,330
Postage, Express and Freight	30,327	23,748	53,133	46,318
Telephone Expense	26,584	18,463	50,950	35,395
Vehicle Expense	5,365	6,431	11,980	12,078
Outside Services	33,468	31,994	91,660	87,508
Teller Over and Short	1,014	388	1,061	668
Advertising and Promotion	21,440	16,124	45,583	39,272
Loan Collection Expense	11,594	48,439	19,795	83,032
Bank Security and Protection	3,362	1,664	5,848	2,640
FDIC Assessment	5,197	4,810	10,474	9,572
Insurance	12,761	12,890	27,863	25,815
Dues and Subscriptions	5,336	5,606	10,859	10,672
Franchise Tax Expense	12,000	7,500	20,071	14,750
Refunds and Reimbursements	1,010	3,856	3,026	5,959
Travel and Meetings	1,409	1,213	1,874	2,298
Contributions	2,200	2,934	3,845	5,459
Depreciation	74,493	73,568	133,412	145,390
Directors’ Fees	20,100	16,050	34,950	30,250
Net Unrealized Impairment Loss on Other Real Estate Owned	—	60,772	20,000	60,772
Miscellaneous Expenses	18,917	14,306	36,758	29,991

Total Non-Interest Expenses	1,018,797	937,538	2,029,775	1,804,317

Income Before Taxes	729,631	686,900	1,471,073	1,189,215

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Income Before Taxes (Brought Forward)	$729,631	686,900	1,471,073	1,189,215
INCOME TAX PROVISION:
Income Tax Expense	246,665	172,784	488,184	297,472

Net Income	$482,966	514,116	982,889	891,743

Net Income per Share-Basic	$.58	.62	1.18	1.08

Net Income per Share-Assuming Dilution	$.56	.58	1.13	1.03

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balances, January 1, 2002	$827,500	7,474,500	2,344,632	121,835	10,768,467
COMPREHENSIVE INCOME:
Net Income	—	—	1,562,049	—	1,562,049
Other Comprehensive Income
Net of Tax:
Change In Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $302,410				453,615	453,615

Total Comprehensive Income					2,015,664
Stock Option Exercised	1,600	17,800	—	—	19,400
Cash Dividends	—	—	(281,606)	—	(281,606)

Balances, December 31, 2002	$829,100	7,492,300	3,625,075	575,450	12,521,925

COMPREHENSIVE INCOME:
Net Income	—	—	982,889	—	982,889
Other Comprehensive Income
Net of Tax:
Change in Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $(21,962)				32,944	32,944

Total Comprehensive Income					1,015,833
Stock Options Exercised	6,000	54,000			60,000
Cash Dividends	—	—	(167,020)	—	(167,020)

Balances, June 30, 2003	$835,100	7,546,300	4,440,944	608,394	13,430,738

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Six Months Ended

	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$982,889	891,743
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Depreciation Expense	133,412	145,390
Realized Gain on Sale of Other Real Estate Owned	—	(22,015)
Unrealized Impairment Loss on Other Real Estate Owned	20,000	60,772
Provision for Loan Losses	324,793	(13,051)
Discount Accretion Net of Premium Amortization	1,858	(21,615)
Origination of Mortgage Loans Held for Sale	(18,232,825)	(12,403,068)
Proceeds from Mortgage Loans Sold	19,577,387	12,478,091
Net Realized (Gains) Losses on Sales and Calls of Securities	(199,250)	(10,046)
Deferred Income Tax	272,037	(135,009)
(Increase) Decrease in Assets:
Interest Receivable	(35,191)	(26,867)
Other Assets	(66,301)	176,757
Increase (Decrease) in Liabilities:
Interest Payable	8,634	(76,220)
Accounts Payable and Other Liabilities	(573,452)	(1,580,179)

Net Cash Provided by (Used for) Operating Activities	2,213,991	(535,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold	(8,797,000)	4,516,000
Purchases of Available-for-Sale Securities	(4,092,464)	(8,901,475)
Proceeds from Sales, Maturities and Calls of Available-For-Sale Securities	11,199,952	4,007,984
Principal Payments Received on Mortgage Backed Securities	1,272,531	1,012,345
Purchases of Restricted Investments	(633,700)	(57,700)
Purchases of Premises and Equipment	(625,600)	(77,107)
Loan Participations Bought	(5,623,646)	(1,340,814)
Loan Participations Sold	100,000	8,460,000
Proceeds from Sale of Foreclosed Property	—	402,000
Net Increase in Loans	(9,787,329)	(17,275,261)

Net Cash Used for Investing Activities	(16,987,256)	(9,254,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(166,420)	(132,400)
Stock Option Exercised	60,000	9,400
Net Increase in Deposits	13,748,348	11,354,770
Proceeds from Line of Credit	1,200,000	—

Net Cash Provided by Financing Activities	14,841,928	11,231,770

Increase (Decrease) in Cash and Cash Equivalents	68,663	1,442,425

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Six Months Ended

	June 30, 2003	June 30, 2002

Increase (Decrease) in Cash and Cash Equivalents	68,663	1,442,425
Cash and Cash Equivalents, Beginning of Year	7,836,372	6,040,810

Cash and Cash Equivalents, End of Period	$7,905,035	7,483,235

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest	$1,386,273	1,683,813

Cash Paid during the Period for Income Taxes	$521,785	400,619

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The significant accounting policies disclosed in the December 31, 2002 audited financial statements have been consistently followed. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2. FINANCIAL STATEMENT PRESENTATION

Certain amounts in the June 30, 2002 financial statements have been reclassified to conform to the June 30, 2003 presentation.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

	June 30, 2003 (unaudited)				December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-Sale
U.S. Government Federal Agencies	$3,258,976	20,483	(1,305)	3,278,154	8,731,687	158,518	1,400	8,888,805
State and Municipal Governments	13,002,284	892,540	(916)	13,893,908	11,775,675	510,017	1,886	12,283,806
Corporate Securities	515,364	24,686	—	540,050	518,372	25,678	—	544,050
Mortgage-Backed Securities	1,619,938	79,751	—	1,699,689	5,744,170	268,155	—	6,012,325

Total Available-for-Sale	18,396,562	1,017,460	(2,221)	19,411,801	26,769,904	962,368	3,286	27,728,986

Held-to-Maturity
State and Municipal Governments	—	—	—	—	1,000,000	2,314	—	1,002,314

Total Held-to-Maturity	—	—	—	—	1,000,000	2,314	—	1,002,314

Total Investment Securities	$18,396,562	1,017,460	(2,221)	19,411,801	27,769,904	964,682	3,286	28,731,300

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

Accrued interest on investments at June 30, 2003 and December 31, 2002 was $222,407 and $250,994 respectively. During the six months ended June 30, 2003 and the year ended December 31, 2002 the bank received $11,199,952 and $6,138,347 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $11,000,702 and $6,115,564 resulting in a realized gain of $199,250 and $22,783 on sales and calls of securities, respectively.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS RECEIVABLE:

Loans are summarized as follows:

	June 30, 2003	December 31,
	(unaudited)	2002

Commercial	$29,558,328	27,903,470
Residential Real Estate	25,054,613	20,388,409
Non Residential Real Estate	57,699,808	46,824,648
Installment	12,690,753	14,660,968
Consumer	515,799	515,787
Other	159,176	198,703

	125,678,477	110,491,985
Allowance for Loan Losses	(1,598,205)	(1,424,928)
Net Deferred Loan Origination Fees	(275,785)	(248,752)

	$123,804,487	108,818,305

An analysis of the change in the allowance for loan losses follows:

	June 30, 2003	December 31,
	(unaudited)	2002

Balance at Beginning of Period	$1,424,928	1,116,566
Provision for Loan Losses	324,793	511,634
Loans Charged Off	(152,719)	(218,596)
Recoveries on Loans	1,203	15,324

Balance at End of Period	$1,598,205	1,424,928

A summary of loans by estimated maturity as of December 31, 2002 is as follows:

Maturity within one year	$56,121,068
One to five years	52,353,312
Over five years	2,017,605

$110,491,985

Accrued interest receivable on loans at June 30, 2003 and December 31, 2002 was $494,393 and $430,615, respectively.

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

NOTE 5. EARNINGS PER SHARE:

	FOR THE PERIOD ENDED

	June 30, 2003			June 30, 2002
	(unaudited)			(unaudited)

		Weighted-Average			Weighted-Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$982,889	—	—	891,743	—	—
Basic EPS
Income Available to Common Stockholders	982,889	832,730	1.18	891,743	827,802	1.08
Effect of Dilutive Options
Stock Options (using the Treasury Stock Method)	—	37,835	—	—	40,155	—

Diluted EPS
Income Available to Common Stockholders plus Assumed Exercise of Options	$982,889	870,565	1.13	891,743	867,957	1.03

Financial Condition

People’s Community Bank (the “Bank”) represents virtually all of the assets of PCB Bancorp, Inc. (the “Company”). The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the first quarter of 2003. Total assets have grown $14.4 million or 9.47% since December 31, 2002.

Loans have increased $15.0 million or 13.77% since December 31, 2002, while investment securities have decreased $8.3 million or 29.99% since December 31, 2002.

Nonperforming Assets and Risk Elements. The bank had $1,027,000 in nonperforming assets at June 30, 2003. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2003, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has no impaired loans. The Bank also currently has $82,000 in other real estate owned.

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

Liquidity and Capital Resources

Liquidity is adequate with cash and due from banks of $8 million as of June 30, 2003. In addition, loans and investment securities repricing or maturing in one year or less exceeded $57 million at June 30, 2003. The Bank has approximately $7.8 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $948,000 at June 30, 2003. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $15.8 million with $9.5 million having been drawn as of June 30, 2003. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Total equity capital of the Company at June 30, 2003 is $13.4 million or 8.06% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements as of June 30, 2003 for all regulatory agencies. The Bank’s capital ratios as of June 30, 2003 are as follows:

Tier 1 capital	7.81%
Tier 2 capital	1.00%
Total risk-based	11.11%

Results of Operations

The company had net income of $482,966 during the second quarter of 2003 compared to the net income of $514,116 during the second quarter of 2002, a slight decrease of $31,000 or 6.06% over the same period in 2002 brought about by one-time adjustments to accrue income taxes payable in 2002. Net interest income increased $208,000 or 16.51%. Total non-interest income also increased $136,000 or 38.80%.

Interest income increased slightly from 2002 to 2003 primarily because of our growth in loans, while interest expense decreased because of the general decrease in interest rates in the past year. Our Cost/Yield Spread for loans remains strong at 4.39%. The large increase in non-interest income for the period ending June 30, 2003 is largely because of the $199,000 gains on the sales and calls of securities year to date.

The provision for loan losses was $324,800 for the first six months of 2003 up from $33,200 for the first six months in 2002. The allowance for loan losses of $1,598,000 at June 30, 2003 (approximately 1.28% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 — Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCB BANCORP, INC.

(Registrant)

8/13/2003	Phillip R. Carriger

(Date)	Phillip R. Carriger, Chairman and Chief Executive Officer (Principle Executive Officer)

8/13/2003	Michael Christian

(Date)	Michael Christian, President