Form 10QSB
period 2003-09-30
PCB BANCORP INC
filed 2003-11-13
CIK 1016467

IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS FORM 10-QSB IS BEING
FILED IN PAPER PURSUANT TO A CONTINUING HARDSHIP EXEMPTION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes   ☑     No

842,600

(Outstanding shares of the issuer’s common stock as of September 30, 2003)

Transitional Small Business Disclosure Format

Yes             No  ☑

PCB BANCORP, INC.

FINANCIAL STATEMENTS

WITH

ACCOUNTANTS’ REVIEW REPORT

For the Quarters Ended September 30, 2003 and 2002

PCB BANCORP, INC.
September 30, 2003 and 2002

ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors
PCB Bancorp, Inc.
Johnson City, TN 37602

We have reviewed the accompanying consolidated statement of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary as of September 30, 2003 and the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2003 and the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in these consolidated financial statements is the representation of the management of PCB Bancorp, Inc.

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

BLACKBURN, CHILDERS & STEAGALL, PLC JOHNSON CITY, TENNESSEE

October 20, 2003

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and Due from Banks	$7,227,541	7,836,372
Federal Funds Sold	13,706,000	209,000
Securities Held-to-Maturity	625,796	1,000,000
Securities Available-for-Sale	21,693,229	27,728,986
Loans Held for Sale	1,020,851	2,431,423
Loans Receivable, Net of Allowance for Loan Losses and Deferred Loan Origination Fees	121,832,113	108,818,305
Interest Receivable	699,992	681,609
Premises and Equipment, Net of Accumulated Depreciation	3,332,642	2,863,775
Restricted Investments	1,122,200	484,400
Deferred Tax Asset	310,395	39,905
Other Assets	429,403	205,323

Total Assets	$172,000,162	152,299,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand Deposits	$16,501,701	16,810,677
Savings and NOW Deposits	105,960,926	92,583,818
Other Time Deposits	27,002,214	21,507,028
Federal Funds Purchased	—	875,000
Interest Payable	109,564	110,587
Dividend Payable	84,260	82,910
Line of Credit	7,189,372	6,000,000
Deferred Revenue	31,632	—
Accounts Payable and Other Liabilities	1,332,235	1,807,153

Total Liabilities	158,211,904	139,777,173

SHAREHOLDERS’ EQUITY:
Common Stock — $1 par value; 3,000,000 shares authorized; 842,600 and 829,100 shares issued and outstanding at 9/30/03, and 12/31/02, respectively	842,600	829,100
Additional Paid-in Capital	7,613,800	7,492,300
Retained Earnings	4,985,208	3,625,075
Accumulated Other Comprehensive Income	346,650	575,450

Total Shareholder’s Equity	13,788,258	12,521,925

Total Liabilities and Shareholders’ Equity	$172,000,162	152,299,098

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

INTEREST INCOME:
Interest on Loans	$1,924,154	1,795,227	5,643,328	5,093,379
Interest on Investments	241,718	339,139	804,778	1,008,098
Interest on Federal Funds Sold	26,346	12,468	48,422	69,709

Total Interest Income	2,192,218	2,146,834	6,496,528	6,171,186

INTEREST EXPENSE:
Interest on Interest Bearing Checking Accounts	17,580	23,993	63,581	67,511
Interest on Money Market Accounts	302,884	359,143	926,205	989,645
Interest on Passbook Accounts	117,020	192,090	392,003	536,897
Interest on Certificates of Deposit	161,640	152,569	457,383	595,356
Interest on Other Borrowed Funds	80,051	73,576	234,910	219,555

Total Interest Expense	679,175	801,371	2,074,082	2,408,964

Net Interest Income	1,513,043	1,345,463	4,422,446	3,762,222
Provision for Loan Losses	161,358	173,385	486,151	206,634

Net Interest Income after Provision for Loan Losses	1,351,685	1,172,078	3,936,295	3,555,588

NON-INTEREST INCOME:
Service Charges	96,093	99,115	310,287	301,019
Loan Origination Fees	420,853	166,758	889,057	544,365
Net Realized Gain on Sales and Calls of Securities	39,033	—	238,282	10,046
Miscellaneous Income	(433)	153	34,158	1,110

Total Non-Interest Income	555,546	266,026	1,471,784	856,540

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	The Three Months Ended		The Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

NON-INTEREST EXPENSE:
Personnel	642,353	510,343	1,849,729	1,496,532
Occupancy Expense	100,318	84,767	300,461	218,324
Equipment Expense	122,385	109,264	317,664	318,908
Professional Fees	57,046	35,375	148,706	122,883
Marketing Expense	18,713	18,693	64,296	57,964
Other Operating Expense	168,957	188,173	458,693	514,952

Total Non-Interest Expenses	1,109,772	946,615	3,139,549	2,729,563

Income Before Taxes	797,459	491,489	2,268,530	1,682,565
INCOME TAX PROVISION:
Income Tax Expense	168,933	147,198	657,117	444,670

Net Income	$628,526	344,291	1,611,413	1,237,895

Net Income per Share-Basic	$.75	.42	1.93	1.50

Net Income per Share-Assuming Dilution	$.71	.39	1.84	1.40

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balances, January 1, 2002	$827,500	7,474,500	2,344,632	121,835	10,768,467
COMPREHENSIVE INCOME:
Net Income	—	—	1,562,049	—	1,562,049
Other Comprehensive Income
Net of Tax:
Change In Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $302,410				453,615	453,615

Total Comprehensive Income					2,015,664
Stock Option Exercised	1,600	17,800	—	—	19,400
Cash Dividends	—	—	(281,606)	—	(281,606)

Balances, December 31, 2002	$829,100	7,492,300	3,625,075	575,450	12,521,925
COMPREHENSIVE INCOME (UNAUDITED):
Net Income	—	—	1,611,413	—	1,611,413
Other Comprehensive Income
Net of Tax:
Change in Unrealized Gain (Loss) on Securities Available-For-Sale, Net of Deferred Income Tax of $(152,533)				(228,800)	(228,800)

Total Comprehensive Income					1,382,613
Stock Options Exercised	13,500	121,500			135,000
Cash Dividends	—	—	(251,280)	—	(251,280)

Balances, September 30, 2003	$842,600	7,613,800	4,985,208	346,650	13,788,258

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Nine Months Ended

	September 30, 2003	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,611,413	1,237,895
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation Expense	212,397	218,669
Realized (Gain) Loss on Sale of Other Real Estate Owned	—	26,480
Unrealized Impairment Loss on Other Real Estate Owned	20,000	38,728
Provision for Loan Losses	486,151	206,634
Discount Accretion Net of Premium Amortization	3,588	(27,104)
Origination of Mortgage Loans Held for Sale	(35,709,375)	(19,216,957)
Proceeds from Mortgage Loans Sold	37,119,947	18,632,755
Net Realized (Gains) Losses on Sales and Calls of Securities	(238,282)	(10,046)
Net Realized (Gain) Loss on Sale of Fixed Assets	479	—
Deferred Income Tax	(117,958)	(189,456)
(Increase) Decrease in Assets:
Interest Receivable	(18,383)	(100,837)
Other Assets	(224,080)	587,924
Increase (Decrease) in Liabilities:
Interest Payable	(1,023)	(68,740)
Deferred Revenue	31,632	—
Accounts Payable and Other Liabilities	(474,918)	(1,070,099)

Net Cash Provided by (Used for) Operating Activities	2,701,588	265,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Federal Funds Sold	(13,497,000)	1,879,000
Purchases of Available-for-Sale Securities	(8,537,196)	(11,197,791)
Purchases of Held to Maturity Securities	(652,647)	—
Proceeds from Sales, Maturities and Calls of Available-For-Sale Securities	12,958,827	5,039,464
Principal Payments Received on Mortgage Backed Securities	2,474,339	1,619,430
Purchases of Restricted Investments	(637,800)	(61,800)
Purchases of Premises and Equipment	(691,693)	(110,635)
Proceeds from Sale of Fixed Assets	9,950	—
Loan Participations Bought	(5,623,646)	(2,719,212)
Loan Participations Sold	350,000	8,460,000
Proceeds from Sale of Foreclosed Property	—	727,000
Net Increase in Loans	(8,226,313)	(21,235,399)

Net Cash Used for Investing Activities	(22,073,179)	(17,599,943)

(Continued)

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	The Nine Months Ended

	September 30, 2003	September 30, 2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(249,930)	(198,648)
Stock Option Exercised	135,000	9,400
Net Increase in Deposits	18,563,318	17,476,701
Net Decrease in Federal Funds Purchased	(875,000)	—
Proceeds from Line of Credit	1,200,000	—
Payments on Line of Credit	(10,628)	—

Net Cash Provided by Financing Activities	18,762,760	17,287,453

Increase (Decrease) in Cash and Cash Equivalents	(608,831)	(46,644)
Cash and Cash Equivalents, Beginning of Year	7,836,372	6,040,810

Cash and Cash Equivalents, End of Period	$7,227,541	5,994,166

SUPPLEMENTAL DISCLOSURES:
Cash Paid during the Period for Interest	$2,075,105	2,477,704

Cash Paid during the Period for Income Taxes	$674,875	532,849

See Accompanying Notes and Accountants’ Review Report.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instruction to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The significant accounting policies disclosed in the December 31, 2002 audited financial statements have been consistently followed. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2. FINANCIAL STATEMENT PRESENTATION

Certain amounts in the September 30, 2002 financial statements have been reclassified to conform to the September 30, 2003 presentation.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:

	September 30, 2003 (unaudited)				December 31, 2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Available-for-Sale
U.S. Government Federal Agencies	$6,697,056	51,434	103,281	6,645,209	8,731,687	158,518	1,400	8,888,805
State and Municipal Governments	12,703,280	616,918	36,018	13,284,180	11,775,675	510,017	1,886	12,283,806
Corporate Securities	—	—	—	—	518,372	25,678	—	544,050
Mortgage-Backed Securities	1,709,489	58,840	4,489	1,763,840	5,744,170	268,155	—	6,012,325

Total Available-for-Sale	21,109,825	727,192	143,788	21,693,229	26,769,904	962,368	3,286	27,728,986

Held-to-Maturity
State and Municipal Governments	625,796	—	4,404	621,392	1,000,000	2,314	—	1,002,314

Total Held-to-Maturity	625,796	—	4,404	621,392	1,000,000	2,314	—	1,002,314

Total Investment Securities	$21,735,621	727,192	148,192	22,314,621	27,769,904	964,682	3,286	28,731,300

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

Accrued interest on investments at September 30, 2003 and December 31, 2002 was $279,501 and $250,994 respectively. During the nine months ended September 30, 2003 and the year ended December 31, 2002 the bank received $12,958,827 and $6,138,347 proceeds from sales and calls of securities with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $12,720,545 and $6,115,564 resulting in a realized gain of $238,282 and $22,783 on sales and calls of securities, respectively.

PCB BANCORP, INC.
AND WHOLLY-OWNED SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS RECEIVABLE:

Loans are summarized as follows:

	September 30, 2003	December 31,
	(unaudited)	2002

Commercial	$27,814,949	27,903,470
Residential Real Estate	24,088,533	20,388,409
Non Residential Real Estate	58,704,117	46,824,648
Installment	12,259,356	14,660,968
Consumer	546,912	515,787
Other	229,605	198,703

	123,643,472	110,491,985
Allowance for Loan Losses	(1,546,952)	(1,424,928)
Net Deferred Loan Origination Fees	(264,407)	(248,752)

	$121,832,113	108,818,305

An analysis of the change in the allowance for loan losses follows:

	September 30, 2003	December 31,
	(unaudited)	2002

Balance at Beginning of Period	$1,424,928	1,116,566
Provision for Loan Losses	486,151	511,634
Loans Charged Off	(366,059)	(218,596)
Recoveries on Loans	1,932	15,324

Balance at End of Period	$1,546,952	1,424,928

A summary of loans by estimated maturity as of December 31, 2002 is as follows:

Maturity within one year	$56,121,068
One to five years	52,353,312
Over five years	2,017,605

$110,491,985

Accrued interest receivable on loans at September 30, 2003 and December 31, 2002 was $420,491 and $430,615, respectively.

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

NOTE 5. EARNINGS PER SHARE:

	FOR THE PERIOD ENDED

	September 30, 2003			September 30, 2002
	(unaudited)			(unaudited)

		Weighted-Average			Weighted-Average
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income	$1,611,413	—	—	1,237,895	—	—
Basic EPS
Income Available to Common Stockholders	1,611,413	834,994	1.93	1,237,895	827,902	1.50
Effect of Dilutive Options
Stock Options
(using the Treasury Stock Method)	—	42,348	—	—	53,855	—

Diluted EPS
Income Available to Common Stockholders plus Assumed Exercise of Options	$1,611,413	877,342	1.84	1,237,895	881,757	1.40

Financial Condition

People’s Community Bank (the “Bank”) represents virtually all of the assets of PCB Bancorp, Inc. (the “Company”). The Company’s consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings. The Bank, which was opened December 15, 1995, has continued to experience growth during the third quarter of 2003. Total assets have grown $19.7 million or 12.94% since December 31, 2002.

Loans have increased $13.0 million or 11.96% since December 31, 2002, while investment securities have decreased $6.4 million or 22.31% since December 31, 2002.

Nonperforming Assets and Risk Elements. The bank had $757,000 in nonperforming assets at September 30, 2003. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2003, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank. At the present time, the Bank has no impaired loans. The Bank also currently has $82,000 exposure in other real estate owned.

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

Liquidity and Capital Resources

Liquidity is adequate with cash and due from banks of $7.2 million as of September 30, 2003. In addition, loans and investment securities repricing or maturing in one year or less exceeded $66 million at September 30, 2003. The Bank has approximately $9.6 million in unfunded loan commitments. It is not known how much of this will be funded within the next six months. Other commitments, primarily standby letters of credit, are approximately $730,000 at September 30, 2003. The Bank has outside funding sources including fed fund lines of credit, cash management accounts, and security repurchase agreements with the Federal Home Loan Bank, Compass Bank, and Columbus Bank and Trust of Georgia. The amount of funding available through these agreements totaled $15.9 million with $9.6 million having been drawn as of September 30, 2003. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources, or results of operations.

Total equity capital of the Company at September 30, 2003 is $13.8 million or 8.02% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements as of September 30, 2003 for all regulatory agencies. The Bank’s capital ratios as of September 30, 2003 are as follows:

Tier 1 capital	7.71%
Tier 2 capital	0.91%
Total risk-based	11.47%

Results of Operations

The company had net income of $628,526 during the third quarter of 2003 compared to the net income of $344,291 during the third quarter of 2002, an increase of $284,000 or 82.56% over the same period in 2002 brought about by one-time year to date adjustments to accrue deferred income taxes to actual in 2003. Net interest income increased $168,000 or 12.46%. Total non-interest income also increased $290,000 or 108.83%, largely because of our influx of loan origination fees from our mortgage department and securities gains during the third quarter in 2003.

Interest income increased slightly from 2002 to 2003 primarily because of our growth in loans, while interest expense decreased because of the general decrease in the interest rates over the past year. Our Cost/Yield Spread for loans remains strong at 4.26%. The large increase in non-interest income for the period ending September 30, 2003 is largely because of the $238,000 gains on the sales and calls of securities year to date as well as the increase in loan origination fees generated during the third quarter of 2003.

The provision for loan losses was $486,000 for the first nine months of 2003 up from $280,000 for the first nine months in 2002. The allowance for loan losses of $1,547,000 at September 30, 2003 (approximately 1.25% of total loans) is considered to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for the loan losses based on this evaluation.

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

PCB BANCORP, INC.

(Registrant)

11/13/03	Phillip R. Carriger

(Date)	Phillip R. Carriger, Chairman and Chief Executive Officer (Principle Executive Officer)

11/13/03	Michael Christian

(Date)	Michael Christian, President