Form 10KSB
period 2003-12-31
PCB BANCORP INC
filed 2004-04-14
CIK 1016467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2003

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

      State issuer's revenues for its most recent fiscal year:
                                  $10,482,930

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of December 31, 2003 (the last day on which a trade occurred of which the Company is aware), is $22,573,040 for 564,326 shares, at an estimated $40.00 per share.

   Outstanding shares of the issuer's common stock as of March 24, 2004: 846,000

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         PCB Bancorp, Inc. (the "Company" or "PCB") is a registered bank holding company which was incorporated under Tennessee law in May 1996. The Company's activities are conducted through its wholly-owned subsidiary, People's Community Bank (the "Bank"), a Tennessee state bank which began business in December 1995. The Bank was acquired by the Company in a tax-free share exchange in October of 1996, and after eight years of operations, on December 31, 2003, the Bank had grown to total assets of approximately $172,317,000.

         The Bank's primary trade area is Johnson City, Tennessee, which had a population of 55,000 according to the 2000 Census. Current population is estimated to be 57,000 as of December 31, 2003. The Loan Production Office in Kingsport, Tennessee evolved into a branch operation in April of 2003. The Bank has also expanded its business into Fall Branch, Tennessee and project to open another branch in Piney Flats in early 2004.

         At the present time, the Bank operates a full service banking business through it main office and branch locations in Johnson City, a branch location in Fall Branch, and a branch location in Kingsport. The Bank provides such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. It also finances commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers. The Bank is not authorized to provide trust services.

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

         The Bank has approximately 58 full-time employees (excluding maintenance employees) as of December 31, 2003.

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

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The Bank grades its loans with respect to quality and risk and requires each loan officer to assign a grade when a loan is booked and to review loan grades annually. During 2000, the Bank changed from an external review of loans to adding an experienced loan review officer who is responsible for loan review. The Bank's loan review officer does not have loan origination responsibilities and conducts reviews of all borrowers with aggregate indebtedness in excess of $100,000. During 2003 approximately 62% of the dollar amount of the Bank's loan portfolio was reviewed by loan review. The Bank's loan review officer advises as to the quality, structure and renewability of the loans and assigns each loan grade. An internal loan officer committee reviews past due loans and technical exceptions at least weekly, and the Loan Committee reviews a summary report of such loans monthly.

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

Personnel

         At December 31, 2003, the Company had approximately 58 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

         In order to accommodate growth during the course of 2003, the Bank increased in its number of officers. In February of 2003 a dedicated Human Resource Officer position was established and Theresa Billings was promoted to fill this position. In November, Anita Dorton was hired as Branch Manager of the Piney Flats, Tennessee Branch which opened on Mar 22, 2004.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2003, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.1% and 11.5%, respectively. At December 31, 2002, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 9.6% and 10.8%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 2003 was 7.7% and at December 31, 2002 was 7.8%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 2003 were approximately $3,625,075. This amount will be increased by the Bank's net earnings and decreased by any losses. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. In 2003, the Bank paid a dividend of $335,880 to the Company to pay stockholder dividends.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 2003, the Company paid quarterly dividends equivalent to $.10 per outstanding share.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2003, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee, which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

         Gramm-Leach-Bliley Act of 1999.

         In 1999, Congress passed the Gramm-Leach-Bliley (GLB) Act of 1999 (the "Act"). The Act sweeps away large parts of the regulatory structure established in the 1930's and creates new opportunities for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a complete array of financial services. The 1999 financial services reforms dramatically increase the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions.

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

         Consumer Protection Provisions. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer - oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's main office is currently located at 300 Sunset Drive in Johnson City, Tennessee in a two-story brick building owned by the Company. The Company also operates four branch locations and added a fifth branch in March 2004. One branch is located on 202 East Main Street in Johnson City in a two-story brick building leased by the Company. A second branch location is located at 2681 Boones Creek Road in Johnson City, Tennessee in a custom-built, commercial-grade mobile unit. A third branch opened January 2, 2003 and is located at 1706 Highway 93 in Fall Branch, Tennessee. The Loan Production Office evolved into a fourth branch in April 2003 and relocated to 1645 E. Stone Drive in Kingsport, Tennessee in office space leased by the Company

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company or the Bank are named as a defendant in suits arising from the ordinary conduct of their affairs. In the opinion of management, the ultimate outcome of any litigation to which the Bank or the Company is a party as of the date of this Form 10-KSB will not materially affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal ending December 31, 2003.


PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and seller's, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 2003 and 2002:



2003                                              High            Low         Dividends
                                               ---------       ---------      ---------
         First Quarter .................       $   23.00       $   20.00      $    0.10
         Second Quarter ................       $   22.00       $   21.00      $    0.10
         Third Quarter .................       $   22.00       $   22.00      $    0.10
         Fourth Quarter ................       $   40.00       $   22.00      $    0.10


2002                                              High            Low         Dividends
                                               ---------       ---------      ---------
         First Quarter .................       $   20.50       $   20.00      $    0.08
         Second Quarter ................       $   21.00       $   19.00      $    0.08
         Third Quarter .................       $   22.00       $   22.00      $    0.08
         Fourth Quarter ................       $   23.00       $   20.00      $    0.08


The most recent trade of the Company's common stock known to the Company occurred on December 31, 2003 at a price offering of $40.00 per share (no stock has traded since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 28, 2004, there were approximately 415 holders of record of the Company's common stock.

The Company has paid the dividends indicated above. For a more detailed discussion of our limitations on the Company's ability to declare dividends see "Description of Business--Supervision and Regulation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Bank represents virtually all of the assets of the Company. The Company's consolidated results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on interest - earning assets, such as loans and investments, and the interest expense incurred on interest-bearing liabilities, such as deposits and other borrowings.

Critical Accounting Policies

         The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes. A description of these policies, which significantly affect the determination of the financial position, results of operations and cash flows, are summarized in
Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and discussed elsewhere in this section.

Financial Condition

The Bank, which was opened in December 1995, has experienced substantial growth during 2002 and 2003. Total assets have grown $20.0 million or more than 13.1% from December 2002 to December 2003. The growth in total assets has been funded by an increase in deposits of $19.8 million from December 2001 to December 2002 and $17.3 million from December 2002 to December 2003. Loans increased $20.3 million during 2002, and increased $20.0 million in 2003. Investment securities increased $6.5 million in 2002 while decreasing $400,000 in 2003. This growth in loan production allowed the Bank to satisfy its cash requirements. It is not anticipated that it will be necessary to raise any additional funds.

Nonperforming Assets and Risk Elements

The Bank discontinues the accrual of interest on loans which become ninety days past due. The Bank had loans totaling $928,000 which were ninety days past due as of December 31, 2002 and had loans totaling $942,000 which were past due at December 31, 2003. The Bank also had no concentrations of ten percent or more of total loans in any single industry or any geographical area outside the immediate market area of the Bank. As of December 31, 2003, the Bank has impaired loans of $102,095 and had $82,000 in other real estate owned.

Liquidity and Capital

Liquidity is adequate with cash and due form banks of $7.8 million and $6.4 million at December 31, 2002 and 2003, respectively, and federal funds sold of $200,000 and $2.2 million at December 31, 2002 and 2003, respectively. Additionally, investment securities, which are available-for-sale, at December 31, 2003, had a fair value of $27.7 million. Loans maturing in one year or less, from December 31, 2003, are estimated to be $76.8 million. There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity decreasing in a material way.


Total equity capital at December 31, 2002 was $12.5 million or 8.2% of total assets and at December 31, 2003 was $14.1 million or 8.2% of total assets, representing a strong capital position.

Results of Operations

The Company had net income of $1,562,049 for the year ended December 31, 2002. For the year-ended December 31, 2003, the Company had net income of $1,871,570. The improvement resulted largely from growth in earning assets generated by an increased customer base.

Interest income increased slightly in the low interest rate environment while interest expense decreased a second straight year with deposits growing at a slower rate from December 31, 2002 to December 31, 2003. The growth in noninterest income reflects the increase in loans and net realized gains from sales and calls of securities.

The provision for loan losses has increased due to the increase in loans. The allowance of $1,424,928 and $1,823,574 at December 31, 2002 and 2003,
respectively, is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation. As of December 31, 2003, the Company had impaired loans totaling $102,095.

Net Interest Earnings

As depicted in the table below, the Bank experienced moderate growth in the 2003 year. Since December 31, 2002, growth was primarily from the volume increase in business and managing the cost/yield spread. Any increase or decrease due to rate changes would have been insignificant.

                Increase                                                  Average           Interest
 Average       (Decrease)                                                Balances            Earned
 Yield          from 2002                                                  2003             or Paid
--------       -----------                                              -----------         ---------
                               Interest Earning Assets (in 000's):
                                  Loans:
  5.21%           $4,141            Commercial                             $29,581            $1,643
  5.44%            4,505            Real Estate Construction                 4,663               189
  5.47%           11,350            Commercial Real Estate                  60,093             3,425
  7.04%            3,622            Residential Real Estate                 15,171             1,259
  7.23%           (3,372)           Installments                            11,820               957
  6.06%              130            Consumer Single Pay                        516                32
  0.00%                0            Loans Held for Sale                          0                 0
  9.62%              133            Other                                      274                32
--------         -------                                                  --------            ------
  5.66%          $20,392       Totals                                     $122,118            $7,537
========         =======                                                  ========            ======



                Increase                                                    Average           Interest
 Average       (Decrease)                                                  Balances            Earned
  Yield         from 2001                                                    2002             or Paid
---------      ----------                                                  --------           --------
                                Interest Earning Assets (in 000's):
                                   Loans:
   5.62%        $  (7,707)         Commercial                              $ 33,104            $2,060
   0.00%                0          Real Estate Construction                       0                 0
   6.06%           28,583          Commercial Real Estate                    28,670             1,733
   7.04%            5,084          Residential Real Estate                   15,171             1,259
   7.61%          (11,416)         Installments                              22,781             1,743
   7.28%           (1,094)         Consumer Single Pay                        1,483                76
   0.00%                0          Loans Held for Sale                            0                 0
  17.18%             (190)         Other                                        180                21
-------         ---------                                                  --------            ------
   6.31%        $  13,260       Totals                                     $101,389            $6,892
-------         ---------                                                  --------            ------

The Bank had $942,000 of non-accruing loans at December 31, 2003. The Bank had $928,000 of non-accruing loans at December 31, 2002. In the calculation of changes of interest these are not included in the interest income computations.

Interest Bearing Liabilities
(000's):

                                                                      Average          Interest
   Average          Increase                                         Balances           Earned
    Rate            from 2002                                          2003             or Paid
--------------     ------------                                     -----------        ---------
         .75%         $  3,723      NOW Accounts                         5,262               44
        1.45%            7,836      Money Market Accounts               67,470            1,232
        1.42%            1,628      Savings Accounts                    32,078              472
        2.28%            4,833      Certificates of Deposit             16,595              609
-------------      -----------                                       ---------          -------
        1.56%         $ 18,020         Totals                        $ 121,405          $ 2,357
-------------      -----------                                       ---------          -------
        1.57%      Net Yield

                                                                    Average          Interest
   Average          Increase                                        Balances          Earned
    Rate            from 2001                                         2002            or Paid
--------------     ------------                                     ----------      -----------
         .97%         $  1,134      NOW Accounts                     $   5,998               93
        1.83%           28,612      Money Market Accounts               51,125            1,343
        1.97%            6,537      Savings Accounts                    29,707              708
        2.89%          (24,544)     Certificates of Deposit             21,829              744
-------------         --------                                       ---------          -------
        2.69%         $ 11,739         Totals                        $ 108,659          $ 2,888
-------------         --------                                       ---------          -------
        1.91%      Net Yield


Investment Portfolio

Held-to-Maturity:

   December 31,           Average                                                   December 31,          Average
       2002                Yield         State and Municipal Governments:               2003               Yield
-------------------     ------------     ------------------------------------     -----------------     ------------
                 0            0.00%      Maturity within one year                                0            0.00%
                 0            0.00%      Maturity within one to five years                       0            0.00%
             1,000            5.04%      Maturity within five to ten years                     661            3.97%
                 0            0.00%      After Ten Years                                         0            0.00%
------------------      ----------                                                ----------------      -----------
             1,000            5.04%         Total Held-to-Maturity                             661            3.97%
------------------      ----------                                                ----------------      -----------



   December 31,           Average                                                   December 31,          Average
       2002                Yield         U.S. Government & Government Agency:           2003               Yield
-------------------     ------------     ------------------------------------     -----------------     ------------
                 0            0.00%      Maturity within one year                                0            0.00%
                 0            0.00%      Maturity within one to five years                       0            0.00%
                 0            0.00%      Maturity within five to ten years                       0            0.00%
------------------      -----------                                               ----------------      -----------
                 0            0.00%         Total Held-to-Maturity                               0            0.00%
------------------      -----------                                               ----------------      -----------

Yields on State and Municipal Government securities do not reflect savings due to tax-exemption status.


Available-for-Sale:

 December 31,     Average                                                 December 31,  Average
     2002          Yield       U.S. Government & Government Agency:          2003        Yield
-------------     -------      ------------------------------------       ------------  -------
           0         0.0%      Maturity within one year                      6,408        4.16%
         504        5.10%      Maturity within one to five years             2,010        3.53%
       3,051        5.74%      Maturity within five to ten years               976        5.65%
       6,335        4.99%      After ten years                                 237        1.60%

                               State and Municipal Governments:
                               ---------------------------------
        496         4.16%      Maturity within one year                        673       3.73%
      2,472         4.29%      Maturity within one to five years             4,184       4.22%
      5,281         4.26%      Maturity within five to ten years             4,977       4.24%
      4,036         4.86%      After ten years                               4,494       5.02%

                               Corporates
                               ----------
        544         5.35%      Maturity within one to five years                 0       0.00%

      5,937         6.22%      Mortgage-Backed Securities                    3,764       4.54%
-----------      --------      ---------------------------------           -------     -------
     27,653         6.12%         Total Available-for-Sale                  27,723       3.59%
===========      ========                                                  =======     =======


The Bank had no foreign loans at December 31, 2003.

Summary of Loan Loss Experience

  2002                                                            2003
--------                                                        ---------
 $ 1,117      Balance at Beginning of Period                      $ 1,425
--------                                                        ---------
    (219)       Charge-Offs                                          (381)
      15        Recoveries                                             39
--------                                                        ---------
    (204)     Net Recoveries                                         (342)
--------                                                        ---------
     512      Additions Charged to Operations                         740
--------                                                        ---------
 $ 1,425      Balance at the End of Period                        $ 1,824
========                                                        =========
              Ratio of net charge-offs during the period to
    0.28%      average Loans outstanding during the period           0.33%

The allowance for loan loss represents 1.39% of the outstanding loan balance at year-end. Management believes this amount will be sufficient to cover all loan losses inherent in the loan portfolio.

Return on Equity and Assets

                                           2003                     2002
                                        ------------             ------------
Return on Assets                            1.17%                    1.03%
Return on Equity                           14.56%                   12.47%
Dividend Payout Ratio                      17.94%                   17.02%
Equity to Assets Ratio                      7.94%                    8.07%

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

Gap analysis measures how the Bank is positioned for interest rate changes. An analysis of rate sensitivity assets and liabilities as of December 31, 2003 and December 31, 2002 are presented on the following pages.

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

                             People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                                December 31, 2003


---------------------------------------------------------------------------------------------------------------------------
                                          3 Months            12 Months          60 Months
Assets                                RSA1       FRA2      RSA1     FRA2      RSA1       FRA2      NEA3             Total
---------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                          $$5,901         $   5,901
Federal Funds Sold                     2,162               2,162               2,162                                 2,162
U.S. Treasury Securities                                                                                                --
U.S. Government Agencies                                                                                                --
Available for Sale Securities          4,937    22,779     8,859   18,857     18,065     9,651                      27,716
Held to Maturity Securities               --       673                673                  673                         673
Corporate Bonds & Notes
Federal Home Loan Bank Stock             416                 416                 416                                   416
Loans & Leases (net unearn disc.)     70,821    60,062    76,828   54,055    129,352     1,531                     130,883
Allowance for Loan Losses                                                                         (1,824)           (1,824)
Premises, Furn, Fixt, Equip                                                                        3,500             3,500
Other Assets                                                                                       2,061             2,061
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        $ 78,336   $83,514  $ 88,265  $73,585   $149,995   $11,855   $ 9,638         $ 171,488
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                   RSL4      FRL5      RSL4     FRL5       RSL4      FRL5      NPL6             Total
---------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                   15,844            15,844
NOW Accounts                           9,160               9,160               9,160                                 9,160
Invest. Money Market Accounts         66,645              66,645              66,645                                66,645
Regular Savings                       31,974              31,974              31,974                                31,974
Certificates of Deposit                5,107    20,164    17,508    7,763     25,268         3                      25,271
Fed Funds Purch & Securities
Repos                                  1,500                                                                         1,500
Other Liabilities                                                                                  7,477             7,477
Common Stock & Surplus                                                                             8,000             8,000
Undivided Profits                                                                                  5,241             5,241
Unrealized Holding G/L on AFS
Sec.                                                                                                 376               376
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL               $114,386   $20,164  $125,287  $ 7,763   $133,048   $     3   $37,938          $171,488
---------------------------------------------------------------------------------------------------------------------------

                                      3 mo      12 mo     60 mo               3 mo      12 mo     60 mo
                                    -----------------------------           -----------------------------
                              RSA     78,336    88,265   149,995      RSL    114,386   125,287   133,048
                              FRA     83,514    73,585    11,855      FRL     20,164     7,763        --
                              NEA      9,638     9,638     9,638      NPL     15,844    15,844    15,844
                                                                   EQUITY     21,094    21,094    21,094
                                    -----------------------------           -----------------------------
                            TOTAL   $171,488  $171,488  $171,488            $171,488  $169,988  $169,986
                                    =============================           =============================



   RATE SENSITIVITY MEASURES:       3 mo      12 mo     60 mo            1RSA =RATE SENSITIVE ASSETS
-----------------------------------------------------------------        2FRA =FIXED RATE ASSETS
             RSA/RSL                  68.48%    70.45%   1 12.74%        3NEA =NON EARNING ASSETS
             RSA-RSL                (36,051)  (37,022)    16,947         4RSL =RATE SENSITIVE LIABILITIES
           GAP/Equity               -170.90%  -175.51%     80.34%        5FRL =FIXED RATE LIABILITIES
             GAP/TA                  -21.02%   -51.59%      9.88%        6NPL =NON PAYING LIABILITIES

                             People's Community Bank
                       Rate Sensitivity Analysis (in 000)
                                December 31, 2002

------------------------------------------------------------------------------------------------------------------------------
                                          3 Months             12 Months            60 Months
Assets                                 RSA1       FRA2       RSA1       FRA2     RSA1     FRA2      NEA3              Total
------------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                             $ 7,578          $  7,578
Federal Funds Sold                        209                    209                209                                   209
U.S. Treasury Securities                                                                                                   --
U.S. Government Agencies                                                                                                   --
Available for Sale Securities               0    16,371        1,131   15,240     4,925   11,446                       16,371
Municipal Securities                      286    11,997          496   11,788     5,777    6,507                       12,284
Corporate Bonds & Notes
Federal Home Loan Bank Stock              354                    354                354                                   354
Loans & Leases (net unearn disc.)      50,086    60,406       56,119   54,373   108,470    2,022                      110,492
Allowance for Loan Losses                                                                            (1,425)           (1,425)
Premises, Furn, Fixt, Equip                                                                           2,864             2,864
Other Assets                                                                                          3,185             3,185
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                          $54,157   $85,630      $60,708  $79,079  $123,904  $15,883    $12,201          $151,988
------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
Liabilities & Capital                    RSL4      FRL5         RSL4     FRL5      RSL4     FRL5       NPL6             Total
------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                                      18,305            18,305
NOW Accounts                            6,215                  6,215              6,215                                 6,215
Invest. Money Market Accounts          56,724                 56,724             56,724                                56,724
Regular Savings                        30,412                 30,412             30,412                                30,412
Certificates of Deposit                 4,573    16,167       14,018    2,722    20,184      556                       20,740
Fed Funds Purch & Securities
Repos                                     875                                                                             875
Other Liabilities                                                                                     6,455             6,455
Common Stock & Surplus                                                                                8,000             8,000
Undivided Profits                                                                                     3,686             3,686
Unrealized Holding G/L on AFS
Sec.                                                                                                    577               577
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIAB. & CAPITAL                 $98,799   $16,167     $107,369  $ 6,722  $113,535  $   556    $37,022          $151,988
------------------------------------------------------------------------------------------------------------------------------

                                       3 mo      12 mo       60 mo               3 mo    12 mo       60 mo
                                     --------------------------------          -----------------------------
                              RSA      54,157    60,708      123,904      RSL    98,799  107,369    113,535
                              FRA      85,630    79,079       15,883      FRL    16,167    2,722         --
                              NEA      12,201    12,201       12,201      NPL    18,305   18,305     18,305
                                                                       EQUITY    18,717   18,717     18,717
                                     --------------------------------          -----------------------------
                            TOTAL    $151,988  $151,988     $151,988           $151,988 $151,113   $150,557
                                     ================================          =============================

   RATE SENSITIVITY MEASURES:        3 mo      12 mo       60 mo           1RSA =RATE SENSITIVE ASSETS
---------------------------------------------------------------------      2FRA =FIXED RATE ASSETS
             RSA/RSL                   54.82%    56.54%     109.13%        3NEA =NON EARNING ASSETS
             RSA-RSL                 (44,642)  (46,661)     10,369         4RSL =RATE SENSITIVE LIABILITIES
           GAP/Equity                -238.51%  -249.30%      55.40%        5FRL =FIXED RATE LIABILITIES
             GAP/TA                   -29.37%   -30.70%       6.82%        6NPL =NON PAYING LIABILITIES

Off-Balance Sheet Arrangements

At December 31, 2003, the Company had unfunded loan commitments outstanding of $1.8 million, unfunded lines of credit of $10.5 million and outstanding standby letters of credit of $359,094. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company's bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company's bank subsidiary could sell participations in these or other loans to correspondent banks. As mentioned above, the Company's bank subsidiary has been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, its investment security maturities and short-term borrowings.

Business Combination

On December 31, 2003, the Company entered into an Agreement and Plan of Merger by and between the Company and First Community Bancshares, Inc. ("First Community") (the "Merger Agreement") pursuant to which the Company will merge with and into First Community. Each shareholder of the Company, that does not properly perfect his or her dissenters' rights, will receive $40.00 per share, without interest, for each share of the Company's Common Stock owned by the shareholder. The Company's shareholders approved the transaction contemplated by the Merger Agreement at a special meeting of the Company's shareholders held on March 24, 2004. The Company expects that the transaction will close in the first quarter of 2004.

ITEM 7. FINANCIAL STATEMENTS

                                PCB BANCORP, INC.


                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT




                 For the Years Ended December 31, 2003 and 2002

                                PCB BANCORP, INC.
                           December 31, 2003 and 2002


                                      INDEX



                                                                  Page
                                                                 Number
                                                                 ------
     Independent Auditors' Report                                   1

     Consolidated Statements of Financial Condition                 2

     Consolidated Statements of Income                              3

     Consolidated Statements of Shareholders' Equity                4

     Consolidated Statements of Cash Flows                          5


     Notes to the Consolidated Financial Statements                 7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Audit Committee
PCB Bancorp, Inc.
Johnson City, Tennessee 37602

We have audited the accompanying consolidated statements of financial condition of PCB Bancorp, Inc. and wholly-owned subsidiary, People's Community Bank, as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of PCB Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCB Bancorp, Inc. and wholly-owned subsidiary, People's Community Bank, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ BLACKBURN, CHILDERS AND STEAGALL, PLC
                                   Johnson City, Tennessee

February 17, 2004

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002


                                                                      2003            2002
                                                                 ------------    ------------

                                     ASSETS
                                     ------

Cash and Due from Banks                                          $  6,355,978       7,836,372
Federal Funds Sold                                                  2,162,000         209,000
Securities Held-to-Maturity                                           661,336       1,000,000
Securities Available-for-Sale                                      27,727,285      27,728,986
Loans Held for Sale                                                   408,008       2,431,423
Loans Receivable, Net of Allowance for Loan Losses
 and Deferred Loan Origination Fees                               128,797,509     108,818,305
Interest Receivable                                                   733,539         681,609
Premises and Equipment, Net of Accumulated Depreciation             3,500,376       2,863,775
Restricted Investment - Federal Home Loan Bank Stock, Cost            416,300         354,400
Restricted Investments - Other                                        832,882         130,000
Deferred Tax Asset                                                    339,921          39,905
Other Assets                                                          382,780         205,323
                                                                 ------------    ------------

           Total Assets                                          $172,317,914     152,299,098
                                                                 ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES:
------------
    Deposits:
       Demand Deposits                                           $ 15,178,428      16,810,677
       Savings and NOW Deposits                                   107,077,723      92,583,818
       Other Time Deposits                                         25,972,339      21,507,028
    Federal Funds Purchased                                         1,500,000         875,000
    Interest Payable                                                  110,893         110,587
    Dividend Payable                                                   84,600          82,910
    Line of Credit                                                  7,173,331       6,000,000
    Deferred Revenue                                                   34,726              --
    Accounts Payable and Other Liabilities                          1,113,561       1,807,153
                                                                 ------------    ------------
           Total Liabilities                                      158,245,601     139,777,173
                                                                 ------------    ------------

SHAREHOLDERS' EQUITY:
---------------------
    Common Stock - $1 par value; 3,000,000 shares authorized;
       846,000 and 829,100 shares issued and outstanding, at
       2003 and 2002, respectively                                    846,000         829,100
    Additional Paid-in Capital                                      7,689,400       7,492,300
    Retained Earnings                                               5,160,765       3,625,075
    Accumulated Other Comprehensive Income                            376,148         575,450
                                                                 ------------    ------------
           Total Shareholders' Equity                              14,072,313      12,521,925
                                                                 ------------    ------------

           Total Liabilities and Shareholders' Equity            $172,317,914     152,299,098
                                                                 ============    ============



  The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2003 and 2002


                                                               2003          2002
                                                           ----------    ----------
INTEREST INCOME:
    Interest on Loans                                      $7,504,079     6,892,256
    Interest on Investments                                 1,124,442     1,355,500
    Interest on Federal Funds Sold                             67,915        92,432
                                                           ----------    ----------

       Total Interest Income                                8,696,436     8,340,188
                                                           ----------    ----------

INTEREST EXPENSE:
    Interest on Interest Bearing Checking Accounts             83,521        93,423
    Interest on Money Market Accounts                       1,232,704     1,342,692
    Interest on Passbook Accounts                             512,129       707,536
    Interest on Certificates of Deposit                       609,208       743,633
    Interest on Other Borrowed Funds                          317,525       302,393
                                                           ----------    ----------

       Total Interest Expense                               2,755,087     3,189,677
                                                           ----------    ----------

Net Interest Income                                         5,941,349     5,150,511
    Provision for Loan Losses                                 740,380       511,634
                                                           ----------    ----------

Net Interest Income after Provision for Loan Losses         5,200,969     4,638,877
                                                           ----------    ----------

NON-INTEREST INCOME:
    Service Charges                                           415,700       400,916
    Loan Origination Fees                                   1,089,677       799,457
    Net Realized Gains on Sales and Calls of Securities       246,855        22,783
    Miscellaneous Income                                       34,262         1,340
                                                           ----------    ----------

       Total Non-Interest Income                            1,786,494     1,224,496
                                                           ----------    ----------

NON-INTEREST EXPENSES:
    Personnel                                               2,546,318     2,038,163
    Occupancy Expense                                         404,571       313,779
    Equipment Expense                                         454,373       415,800
    Professional Fees                                         185,474       162,521
    Marketing Expense                                          91,427       101,312
    Other Operating Expense                                   608,352       720,439
                                                           ----------    ----------

       Total Non-Interest Expenses                          4,290,515     3,752,014
                                                           ----------    ----------

Income Before Taxes                                         2,696,948     2,111,359

INCOME TAX PROVISION:
    Income Tax Expense                                        825,378       549,310
                                                           ----------    ----------

Net Income                                                 $1,871,570     1,562,049
                                                           ==========    ==========

Net Income per Share - Basic                               $     2.23          1.88
                                                           ==========    ==========

Net Income per Share - Assuming Dilution                   $     2.12          1.78
                                                           ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002


                                                                                           Accumulated
                                                         Additional                           Other
                                          Common          Paid-in         Retained         Comprehensive
                                          Stock           Capital         Earnings            Income            Total
                                       -----------      -----------      -----------       -----------       -----------
Balances, January 1, 2002              $   827,500        7,474,500        2,344,632           121,835        10,768,467

COMPREHENSIVE INCOME:
---------------------
Net Income                                      --               --        1,562,049                --         1,562,049
Other Comprehensive Income
    Net of Tax:
      Change In Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $302,410                                                                            453,615           453,615
                                                                                                             -----------
Total Comprehensive Income                                                                                     2,015,664
Stock Option Exercises                       1,600           17,800               --                --            19,400
Cash Dividends                                  --               --         (281,606)               --          (281,606)
                                       -----------      -----------      -----------       -----------       -----------

Balances, December 31, 2002            $   829,100        7,492,300        3,625,075           575,450        12,521,925


COMPREHENSIVE INCOME:
---------------------
Net Income                                      --               --        1,871,570                --         1,871,570
Other Comprehensive Income
    Net of Tax:
      Change in Unrealized
        Gain (Loss) on Securities
        Available-For-Sale, Net
        of Deferred Income Tax
        of $(132,868)                                                                         (199,302)         (199,302)
                                                                                                             -----------
Total Comprehensive Income                                                                                     1,672,268
Stock Option Exercises                      16,900          197,100               --                --           214,000
Cash Dividends                                  --               --         (335,880)               --          (335,880)
                                       -----------      -----------      -----------       -----------       -----------

Balances, December 31, 2003            $   846,000        7,689,400        5,160,765           376,148        14,072,313
                                       ===========      ===========      ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002


                                                                               2003               2002
                                                                          ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
    Net Income                                                            $  1,871,570          1,562,049
    Adjustments to Reconcile Net Income to Net Cash
      Provided by (Used for) Operating Activities:
        Depreciation Expense                                                   292,439            288,835
        Realized (Gain) Loss on Sale of Other Real Estate Owned                     --             11,584
        Unrealized Impairment Loss on Other Real Estate Owned                   20,000             30,000
        Provision for Loan Losses                                              740,380            511,634
        Discount Accretion Net of Premium Amortization                          (2,718)           (33,087)
        Origination of Mortgage Loans Held for Sale                        (40,473,175)       (27,622,457)
        Proceeds from Mortgage Loans Sold                                   42,496,590         25,923,757
        Net Realized (Gains) Losses on Sales and Calls of Securities          (246,855)           (22,783)
        Net Realized (Gain) Loss on Sales of Fixed Assets                          479                 --
        Deferred Income Tax                                                   (170,284)          (241,684)
    (Increase) Decrease in Assets:
        Interest Receivable                                                    (51,930)           (73,244)
        Other Assets                                                          (177,457)           617,471
    Increase (Decrease) in Liabilities:
        Interest Payable                                                           306            (84,537)
        Deferred Revenue                                                        34,726                 --
        Accounts Payable and Other Liabilities                                (693,592)          (220,670)
                                                                          ------------       ------------

Net Cash Provided by Operating Activities                                    3,640,479            646,868
                                                                          ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Net (Increase) Decrease in Federal Funds Sold                           (1,953,000)         7,364,000
    Purchases of Available-for-Sale Securities                             (17,911,937)       (14,646,578)
    Purchases of Held to Maturity Securities                                  (652,647)                --
    Proceeds from Sales, Maturities and Calls
       of Available-For-Sale Securities                                     16,100,238          6,138,347
    Principal Payments Received on Mortgage Backed Securities                2,701,168          2,106,372
    Purchases of Restricted Investments                                       (764,782)          (145,700)
    Purchases of Premises and Equipment                                       (938,990)          (478,501)
    Proceeds from Sale of Fixed Assets                                           9,950                 --
    Loan Participations Bought                                              (7,869,933)        (4,899,210)
    Loan Participations Sold                                                   508,000          8,460,000
    Proceeds from Sale of Foreclosed Property                                       --            786,000
    Net Increase in Loans                                                  (13,354,048)       (23,930,418)
                                                                          ------------       ------------

Net Cash Used for Investing Activities                                     (24,125,981)       (19,245,688)
                                                                          ------------       ------------


                                   (Continued)

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002



                                                                         2003               2002
                                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
    Dividends Paid                                                       (334,190)          (264,896)
    Stock Options Exercised                                               214,000             19,400
    Proceeds from Line of Credit                                        4,000,000                 --
    Payments on Line of Credit                                         (2,826,669)                --
    Net Increase in Federal Funds Purchased                               625,000            875,000
    Net Increase in Deposits                                           17,326,967         19,764,878
                                                                     ------------       ------------
Net Cash Provided by Financing Activities                              19,005,108         20,394,382
                                                                     ------------       ------------

Increase (Decrease) in Cash and Cash Equivalents                       (1,480,394)         1,795,562
                                                                     ------------       ------------

Cash and Cash Equivalents, Beginning of Year                            7,836,372          6,040,810
                                                                     ------------       ------------


Cash and Cash Equivalents, End of Year                               $  6,355,978          7,836,372
                                                                     ============       ============



SUPPLEMENTAL DISCLOSURES:
------------------------
    Cash Paid During the Year for Interest                           $  2,754,781          3,274,214
                                                                     ============       ============

    Cash Paid During the Year for Income Taxes                       $    827,965            665,079
                                                                     ============       ============

    Loans Transferred to Other Real Estate Owned (Foreclosures)      $         --            598,704
                                                                     ============       ============


   The accompanying notes are an integral part of these financial statements.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

The consolidated financial statements include the accounts of PCB Bancorp, Inc., a one-bank holding company, formed on October 1, 1996 and its wholly-owned subsidiary, People's Community Bank. All material intercompany balances and transactions have been eliminated in the consolidation of PCB Bancorp, Inc and People's Community Bank (Bank).

Nature of Operations

People's Community Bank is a state-chartered bank formed on December 15, 1995. On October 1, 1996 the Bank became a wholly-owned subsidiary of PCB Bancorp, Inc., a one bank holding company. People's Community Bank provides a variety of banking services to individuals and businesses in Upper East Tennessee through its main office on Sunset Drive, branch locations in Fall Branch, Boones Creek, Kingsport and on Main Street in Johnson City. Its primary deposit products are demand deposits, savings deposits and certificates of deposit; and its primary lending products are commercial business, real estate mortgage and installment loans. As a state bank, the Bank is subject to regulation by the Tennessee State Banking Department and the Federal Deposit Insurance Corporation.

Financial Reporting

The Bank reports on the accrual basis of accounting for financial reporting purposes.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Bank considers cash and cash equivalents as those amounts included in the statement of financial condition as captioned "cash and due from banks". Federal funds sold are not included as cash or cash equivalents.

Cash Reserve

Included in Cash and Due from Banks are average daily reserve balances the Bank is required to maintain. The amount of these required reserves is calculated based on a percentage of certain deposit balances and is $748,675 and $735,595 at December 31, 2003 and 2002, respectively.

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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

The accrual of interest income is discontinued on any asset for which payment in full of interest or principal is not expected, or on any asset upon which principal or interest has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Loans are placed on nonaccrual status upon notification of bankruptcy by the borrower.

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

                                PCB BANCORP, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                             PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


         Fair Values of Financial Instruments (continued):

                  Off-Balance-Sheet Instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

         Advertising

         The Bank expenses advertising costs as incurred.

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

         The components of the change in net unrealized gains (losses) on securities were as follows:

                                                                  2003         2002
                                                               ---------     -------
        Unrealized holding gains (losses)
          arising during the year                              $ (85,315)    778,808

        Reclassification adjustment for (gains)/losses
          realized in net income                                (246,855)    (22,783)
                                                               ---------     -------

        Net unrealized holding gains (losses) before taxes      (332,170)    756,025

        Tax effect                                              (132,868)    302,410
                                                               ---------     -------

        Net change                                             $(199,302)    453,615
                                                               =========     =======

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock Options

The Bank has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earning per share if the Bank had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                             Year Ended December 31
                                                      ------------------------------------
                                                         2003                       2002
                                                      ----------                 ---------

Net Income, as reported                               $1,871,570                 1,562,049
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects               (24,944)                  (26,708)
                                                      ----------                 ---------

Pro forma net income                                   1,846,626                 1,535,341
                                                      ==========                 =========

Earnings per share:
     Basic - as reported                                    2.23                      1.88
                                                      ==========                 =========
     Basic - pro forma                                      2.21                      1.85
                                                      ==========                 =========

     Diluted - as reported                                  2.13                      1.80
                                                      ==========                 =========
     Diluted - pro forma                                    2.10                      1.77
                                                      ==========                 =========



NOTE 2:  FINANCIAL STATEMENT PRESENTATION:

Certain amounts in the December 31, 2002 financial statements have been reclassified to conform to the December 31, 2003 presentation.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 3.  INVESTMENTS:

The amortized costs of securities and their approximate fair values are as follows:


                                            December 31, 2003                                    December 31, 2002
                        --------------------------------------------------  --------------------------------------------------
                                        Gross         Gross                                 Gross       Gross
                         Amortized   Unrealized    Unrealized     Fair       Amortized   Unrealized   Unrealized      Fair
                           Cost        Gains         Losses       Value        Cost         Gains       Losses        Value
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Available-for-Sale
U.S. Government
  Federal Agencies      $ 9,699,567       41,363      105,781    9,635,149    8,731,687      158,518        1,400    8,888,805
State and Municipal
  Governments            13,696,992      643,498       12,524   14,327,966   11,775,675      510,017        1,886   12,283,806
Corporate Securities             --           --           --           --      518,372       25,678           --      544,050
Mortgage-Backed
  Securities              3,703,815       66,679        6,324    3,764,170    5,744,170      268,155           --    6,012,325
                        -----------      -------      -------   ----------   ----------      -------        -----   ----------

Total Available-
  for-Sale               27,100,374      751,540      124,629   27,727,285   26,769,904      962,368        3,286   27,728,986
                        -----------      -------      -------   ----------   ----------      -------        -----   ----------

Held-to-Maturity
State and Municipal
  Governments               661,336       11,316           --      672,652    1,000,000        2,314           --    1,002,314
                        -----------      -------      -------   ----------   ----------      -------        -----   ----------

Total Held-to-Maturity      661,336       11,316            0      672,652    1,000,000        2,314            0    1,002,314
                        -----------      -------      -------   ----------   ----------      -------        -----   ----------

Total Investment
  Securities            $27,761,710      762,856      124,629   28,399,937   27,769,904      964,682        3,286   28,731,300
                        ===========      =======      =======   ==========   ==========      =======        =====   ==========


The amortized cost and market value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Held-to-Maturity                  Available-for-Sale
                                                --------------------------        ----------------------------
                                                Amortized            Fair          Amortized          Fair
                                                  Cost              Value            Cost             Value
                                                ---------          -------        -----------       ----------

Amounts maturing in:
     One year or less                           $     --                --         7,170,553         7,081,053
     After one year through five years                --                --         6,003,127         6,193,882
     After five years through ten years               --                --         5,640,915         5,953,264
     After ten years                             661,336           672,652         4,581,964         4,734,916
     Mortgage-Backed Securities                       --                --         3,703,815         3,764,170
                                                --------           -------        ----------        ----------
                                                $661,336           672,652        27,100,374        27,727,285
                                                ========           =======        ==========        ==========

Accrued interest on investments at December 31, 2003 and 2002 was $259,819 and $250,994, respectively. During 2003 and 2002 the bank received $16,100,238 and $6,138,347 proceeds from sales and calls of securities available for sale with a carrying value based on historical cost and adjusted for amortization of premiums and accretion of discounts of $15,853,383 and $6,115,564 resulting in a realized gain of $246,855 and $22,783 in 2003 and 2002, respectively.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 4.  LOANS RECEIVABLE:

Loans at December 31 are summarized as follows:


                                                                 2003                     2002
                                                            ------------               -----------

Commercial                                                  $ 32,044,179                27,903,470
Residential Real Estate                                       24,010,397                20,388,409
Non Residential Real Estate                                   62,679,543                46,824,648
Installment                                                   11,288,565                14,660,968
Consumer                                                         528,927                   515,787
Other                                                            331,405                   198,703
                                                            ------------               -----------
                                                             130,883,016               110,491,985
Allowance for Loan Losses                                     (1,823,574)               (1,424,928)
Net Deferred Loan Origination Fees                              (261,933)                 (248,752)
                                                            ------------               -----------
                                                            $128,797,509               108,818,305
                                                            ============               ===========

Overdrafts of demand deposit accounts in the amount of $14,198 and $37,098 at December 31, 2003 and 2002 respectively, are included in the Other classification of loans receivable.

An analysis of the change in the allowance for loan losses follows:

                                                              2003                      2002
                                                          ----------                 ---------

Balance at Beginning of Year                              $1,424,928                 1,116,566
Provision for Loan Losses                                    740,380                   511,634
Loans Charged Off                                           (380,429)                 (218,596)
Recoveries on Loans                                           38,695                    15,324
                                                          ----------                 ---------
Balance at End of Year                                    $1,823,574                 1,424,928
                                                          ==========                 =========

A summary of loans by estimated maturity as of December 31 is as follows:


                                                                2003                        2002
                                                            -------------               -----------

Maturity within one year                                    $  76,831,720                56,121,068
One to five years                                              52,516,634                52,353,312
Over five years                                                 1,534,662                 2,017,605
                                                            -------------               -----------
                                                            $ 130,883,016               110,491,985
                                                            =============               ===========

Accrued interest receivable on loans at December 31, 2003 and 2002 was $473,720 and $430,615 respectively.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 4.  LOANS RECEIVABLE (CONTINUED):

At December 31, 2003 and 2002, the total recorded investment in loans on nonaccrual amounted to $942,290 and $928,129, respectively, and the total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $76,470 and $94,190, respectively. At December 31, 2003 and 2002, the total recorded investment in impaired loans amounted to $102,095 and $0, respectively. The amount of the recorded investment in impaired loans for which there is a related allowance for credit losses at December 31, 2003 and 2002, is $54,501 and $0, respectively. The amount of the recorded investment in impaired loans for which there is no related allowance for credit loss is classified as substandard and is $47,594 and $0, respectively. The amount of any cash receipts is applied to principal on impaired loans. Interest income in the amount of $2,113 and $0 was recognized for cash receipts during 2003 and 2002, respectively.

The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

The Bank services loans for others of $7,941,357 and $12,503,772 at December 31, 2003 and 2002 under loan participation agreements. The Bank receives no fees for servicing these loans and no fees have been received in connection with the origination of the loan participation agreements.

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with certain of its officers, executive directors, significant stockholders and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers at December 31, 2003 and 2002 were $1,043,174 and $650,000. During 2003, there were additional loans to such related parties in the amount of $394,000 and repayments amounted to $826.

NOTE 5.  PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:


                                                                      2003                  2002
                                                                  -----------            ---------

Bank Buildings                                                    $ 1,644,247            1,589,585
Land                                                                  907,625            1,041,825
Land Improvements                                                     263,058              263,058
Leasehold Improvements                                                202,366               49,847
Vehicles                                                                    -               13,603
Furniture and Equipment                                               872,851              790,929
Computer Equipment                                                    820,788              669,016
Computer Software                                                     309,701               78,918
Construction in Progress                                              159,411               25,800
                                                                  -----------            ---------
     Total                                                          5,314,247            4,388,381
Accumulated Depreciation                                           (1,813,871)          (1,524,606)
                                                                  -----------            ---------
Premises and Equipment-Net                                        $ 3,500,376            2,863,775
                                                                  ===========            =========

Depreciation expense for the years ended December 31, 2003 and 2002 was $292,439 and $288,835, respectively.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 6.  OTHER ASSETS:

Other Assets at December 31 consisted of the following:


                                         2003                2002
                                      --------              -------

Other Real Estate Owned               $ 81,522              101,802
Prepaid Expense                        224,576               91,797
Other Receivables                       76,682               11,724
                                      --------              -------
                                      $382,780              205,323
                                      ========              =======

NOTE 7.  DEPOSITS:

A summary of deposit account balances at December 31 is as follows:


                                              2003                      2002
                                          ------------             -----------

Regular Checking                          $  3,084,727               2,926,409
Club Checking                                   53,589                  52,290
Discount Checking                              374,579                 305,516
Small Business Accounts                      8,456,558               7,230,376
Commercial Checking                          3,208,975               6,296,086
Primetime Checking                           3,101,731               1,792,043
NOW Accounts                                 8,145,769               4,422,982
Money Market Accounts                       64,557,274              56,723,677
Saving Accounts                             31,272,949              29,645,116
Individual Retirement Accounts               2,446,860               2,814,992
Certificates of Deposit                     23,525,479              18,692,036
                                          ------------             -----------
Total                                     $148,228,490             130,901,523
                                          ============             ===========

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:


2004            $15,908,260
2005              3,528,746
2006              4,088,473
2007                     --
2008                     --
                -----------
                $23,525,479
                ===========

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was $9,814,185 and $5,161,954 at December 31, 2003 and
2002.

The Bank held deposits of approximately $2,252,031 and $2,400,995 for related parties at December 31, 2003 and 2002 respectively.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 8.  ACCOUNTS PAYABLE AND OTHER LIABILITIES:

Accounts Payable and Other Liabilities at December 31 consisted of the following:


                                                                      2003                 2002
                                                                  -----------            ---------

Property Tax Payable                                              $    14,006               31,412
Miscellaneous Payables and Other Liabilities                          823,030            1,595,373
Accrued State Franchise Tax                                            34,979               31,305
Current Income Tax Payable                                            241,546              149,063
                                                                  -----------            ---------
                                                                  $ 1,113,561            1,807,153
                                                                  ===========            =========


NOTE 9.  ADVANCES FROM FEDERAL HOME LOAN BANK:

Effective June 13, 1997, People's Community Bank became members of the Federal Home Loan Bank (FHLB) of Ohio. The Bank has been authorized to borrow up to $11,961,909 on a line of credit from the FHLB. The Bank's total borrowing capacity is a component of both capital stock and the member's most recent Qualified Thrift Lender rating and access to borrowing is dependent upon submission of advance application. The Bank has outstanding advances of $7,173,331 and $6,000,000 from the FHLB at December 31, 2003 and 2002, respectively. In addition, the Bank has pledged $3,600,000 and $2,300,000 of their line of credit with the FHLB to the State of Tennessee Collateral Pool to secure public funds on deposit with the Bank at December 31, 2003 and 2002, respectively. Specific mortgage loans were pledged by the Bank with an approximate value of $10,773,331 and $10,774,252 as of December 31, 2003 and 2002, respectively.

The table below presents selected information related to short term borrowings.


                                                           2003                2002
                                                        -----------         ----------

Maximum balance (outstanding and pledged)
 at any month-end during the year                       $11,100,000         8,300,000

Average balance for the year                            $ 7,131,817         6,000,000

Weighted Average Rate for the year                             4.58%             4.75%

Weighted Average Rate at year-end                              4.44%             4.75%


NOTE 10.  UNUSED LINES OF CREDIT:

The Bank entered into an open-ended unsecured line of credit with Columbus Bank and Trust for $2,500,000 for federal fund purchases. Funds issued under this agreement are at the Columbus Bank and Trust federal funds rate effective at the time of borrowing. The line is renewed annually upon review by Columbus Bank and Trust. The Bank had drawn $1,500,000 and $875,000 December 31, 2003 and 2002, respectively.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 10.  UNUSED LINES OF CREDIT (CONTINUED):

The Bank also entered into an open-ended unsecured line of credit with Compass Bank for $2,500,000 for federal fund purchases. Funds issued under this agreement are at the effective rate of Compass Bank at the time of borrowing. This line is renewed annually upon review by Compass Bank. The Bank had not drawn any of these funds at December 31, 2003 and 2002.

NOTE 11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

At December 31, the Bank had outstanding commitments for unused lines and letters of credit that are not reflected in the accompanying financial statements as follows:


                                                        Variable Rate
                                               -------------------------------
                                                   2003                2002
                                               -----------          ----------

Lines of Credit                                $10,459,193           6,281,019
Letters of Credit                                  359,094           2,014,000
Loans Approved, Not Closed                       1,769,000           1,844,346
                                               -----------          ----------
   Total                                       $12,587,287          10,139,365
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

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


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

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Bank's financial instruments at December 31 were as follows:

                                                                2003                                  2002
                                                 -------------------------------         -------------------------------
                                                  Carrying              Fair              Carrying             Fair
                                                   Amount               Value              Amount              Value
                                                 -----------         -----------         -----------         -----------

Financial Assets:
  Cash and Due from Banks and
     Federal Funds Sold                         $  8,517,978           8,517,978           8,045,372           8,045,372
  Securities Held-to-Maturity                        661,336             672,652           1,000,000           1,002,314
  Securities Available-for-Sale                   27,727,285          27,727,285          27,728,986          27,728,986
  Loans Receivable:
    Adjustable Rate Loans under 30 years          61,901,263          61,901,263          42,203,578          42,203,578
    Fixed Rate Loans with original
      maturities of 30 years                          96,863              88,585              95,245              56,760
    Fixed Rate Loans with original
      maturities of 5 to 30 years                 47,630,645          48,743,299          48,155,584          44,881,001
    Fixed Rate Loans with original
      maturities of 1 to 5 years                  20,396,275          21,117,546          16,961,459          17,002,414
    Fixed Rate Loans with original
      maturities of less than one year             3,384,544           3,384,544           2,827,367           2,827,367
  Loans Held for Sale                                408,008             408,008           2,431,423           2,431,423
  Interest Receivable                                733,539             733,539             681,609             681,609
Financial Liabilities:
  Deposit Liabilities                            148,228,490         148,228,490         130,901,523         130,901,523
Off Balance Sheet Instruments
  Commitments to Extend Credit                  $         --                 200                  --              10,350

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 15.  FEDERAL INCOME TAXES:

The provision for income tax for 2003 and 2002 consists of the following:


                                        2003                   2002
                                     ---------              --------

Income Tax Expense:
   Current Tax Expense
      Federal                        $ 790,428               638,851
      State                            205,234               152,143
   Deferred Tax (Benefit)
      Federal                         (138,510)             (205,431)
      State                            (31,774)              (36,253)
                                     ---------              --------
                                     $ 825,378               549,310
                                     =========              ========


A cumulative net deferred tax asset for 2003 and 2002 is shown on the Statements of Financial Condition. The components of the asset and liability are as follows:


                                                                 2003                  2002
                                                               ---------             --------

Differences in Depreciation Methods                            $ (28,357)             (45,535)
Difference in Methods for Provision for Loan Losses              601,928              457,072
Difference in Valuation of Other Real Estate Owned                20,250               12,000
Net Unrealized Gain/Loss on
  Available-For-Sale Securities                                 (253,900)            (383,632)
                                                               ---------             --------
                                                               $ 339,921               39,905
                                                               =========             ========

Deferred Tax Assets                                            $ 622,178              469,072
Deferred Tax Liabilities                                        (282,257)            (429,167)
                                                               ---------             --------
Net Deferred Tax Assets (Liabilities)                          $ 339,921               39,905
                                                               =========             ========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting income, with the income tax provisions in the statements of income.


                                                          2003                   2002
                                                        ---------             --------

Federal Income Tax Expense at the
   Statutory Rate (34%)                                 $ 806,555              552,337
Increases (Decreases) Resulting from:
   Nontaxable Interest Income, Net of Non-
     deductible Interest Expense                         (186,411)            (155,170)
   State Income Taxes, Net of Federal Income
     Tax Benefit                                          205,234              152,143
                                                        ---------             --------
Provision for Income Taxes                              $ 825,378              549,310
                                                        =========             ========

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 16. EMPLOYEE BENEFIT PLANS:

Effective May 1, 1998 the Bank adopted a simple IRA plan covering all employees. Employees may contribute up to $6,000 per year to the plan. The Bank may contribute up to 3% of the employees' annual compensation. Employer contributions in the amount of $43,461 and $35,279 were accrued at December 31, 2003 and December 31, 2002, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital and ratio amounts are presented in the following table:


                                                                                       To Be Well Capitalized
                                                                                          Under the Prompt
                                                                  For Capital               Corrective
                                          Actual              Adequacy Purposes           Action Provisions
                                    ------------------       ---------------------     ----------------------
As of December 31, 2003:
    Total Risk-Based Capital
      (To Risk Weighted Assets)     $15,064,711   11.5%      > 10,479,200    > 8.0%    13,099,000    > 10.0%
                                                             -               -                       -
    Tier I Capital
      (To Risk Weighted Assets)      13,241,137   10.1%       > 5,239,600    > 4.0%     7,859,400     > 6.0%
                                                              -              -                        -
    Tier I Capital
      (To Average Assets)            13,241,137    7.7%       > 6,868,080    > 4.0%     8,585,100     > 5.0%
                                                              -              -                        -

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 17. REGULATORY MATTERS (CONTINUED):


                                                                                       To Be Well Capitalized
                                                                                          Under the Prompt
                                                                  For Capital               Corrective
                                          Actual              Adequacy Purposes           Action Provisions
                                    ------------------       ---------------------     ----------------------
As of December 31, 2002:
    Total Risk-Based Capital
      (To Risk Weighted Assets)     $13,117,606   10.8%       >9,731,040    > 8.0%    12,163,800     > 10.0%
                                                              -             -                        -
    Tier I Capital
      (To Risk Weighted Assets)      11,692,678    9.6%       >4,865,520    > 4.0%     7,298,280     > 6.0%
                                                              -             -                        -
    Tier I Capital
      (To Average Assets)            11,692,678    7.8%       >6,050,440    > 4.0%     7,563,050     > 5.0%
                                                              -             -                        -

The Bank received notice from the FDIC that the Bank's deposits are insured up to $100,000 for each depositor, the FDIC assessment for the years ended December 31, 2003 and 2002 was $21,197 and $19,723, respectively.

NOTE 18.  BANK HOLDING COMPANY:

People's Community Bank is a wholly-owned subsidiary of PCB Bancorp, Inc. The retained earnings of PCB Bancorp, Inc. reflect the accumulated earnings of People's Community Bank and the consolidated statements of income reflect the income and expenses of People's Community Bank for the years ended December 31, 2003 and 2002.

The Parent Company's sole source of funds is the receipt of dividends from the Bank.

                  Condensed Statements of Financial Condition
                                 (Parent Only)


                                              2003                    2002
                                           -----------             ----------

ASSETS
Cash On Deposit with Subsidiary            $   455,029                258,799
Investment in Subsidiary                    13,617,284             12,268,126
Dividends Receivable                            84,600                 82,910
                                           -----------             ----------
       Total Assets                        $14,156,913             12,609,835
                                           ===========             ==========

                                PCB BANCORP, INC
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 18.  BANK HOLDING COMPANY (CONTINUED):


                                                                           2003                   2002
                                                                       -----------             ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable                                                       $        --                  5,000
Dividends Payable                                                           84,600                 82,910
Common Stock                                                               846,000                829,100
Additional Paid-In Capital                                               7,689,400              7,492,300
Retained Earnings (Deficit)                                              5,160,765              3,625,075
Net Unrealized Gain (Loss) on Available-for-Sale Securities
    Net of Tax of $250,765 and 383,633 respectively                        376,148                575,450
                                                                       -----------             ----------
Total Liabilities and Shareholders' Equity                             $14,156,913             12,609,835
                                                                       ===========             ==========

                  Condensed Statements of Income and Retained Earnings
                                 (Parent Only)

OPERATING INCOME
     Dividend from Subsidiary                                          $  335,880                 281,606
                                                                       -----------             ----------
Total Operating Income                                                    335,880                 281,606
                                                                       ----------              ----------
OPERATING EXPENSES
     Outside Services                                                      12,770                  15,223
                                                                       -----------             ----------
Total Operating Expenses                                                   12,770                  15,223
                                                                       -----------             ----------

Income from Operations                                                    323,110                 266,383

OTHER INCOME (EXPENSE)
     Undistributed Net Income from Investment
        in Wholly-Owned Subsidiary                                      1,548,460               1,295,666
                                                                       -----------             ----------

Net Income                                                              1,871,570               1,562,049
Beginning Retained Earnings (Deficit)                                   3,625,075               2,344,632
Cash Dividends                                                           (335,880)               (281,606)
                                                                       -----------             ----------
Ending Retained Earnings                                               $ 5,160,765              3,625,075
                                                                       ===========              =========

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 18.  BANK HOLDING COMPANY (CONTINUED):
                       Condensed Statements of Cash Flows
                                 (Parent Only)


                                                                    2003                    2002
                                                                -----------              ----------

Cash Flows from Operating Activities:
     Net Income                                                 $ 1,871,570               1,562,049
     Undistributed Net (Income) Loss of Wholly-Owned
        Subsidiary                                               (1,548,460)             (1,295,666)
     (Increase) in Dividends Receivable                              (1,690)                (16,710)
     Increase in Accounts Payable                                    (5,000)                  5,000
                                                                -----------              ----------

Net Cash Provided by Operating Activities                           316,420                 254,673
                                                                -----------              ----------

Cash Flows from Financing Activities:
     Stock Options Exercised                                        214,000                  19,400
     Dividends Paid                                                (334,190)               (264,896)
                                                                -----------              ----------

Net Cash Used for Financing Activities                             (120,190)               (245,496)
                                                                -----------              ----------

Increase in Cash and Cash Equivalents                               196,230                   9,177
Beginning Cash and Cash Equivalents                                 258,799                 249,622
                                                                -----------              ----------

Ending Cash and Cash Equivalents                                $   455,029                 258,799
                                                                ===========                 =======



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

Under both plans, no incentive stock option shall be exercisable after the expiration of 10 years from the date it is granted and the total number of shares of the Bank's common stock that may be transferred pursuant to the exercise of stock options under the Plan shall not exceed in the aggregate 100,000 shares for the employee stock option plan and 60,000 shares for the directors stock option plan.

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 19.  STOCK OPTIONS (CONTINUED):

According to Section 15 of the PCB Bancorp, Inc. 1996 Stock Option Plan, when certain conditions are met, a Potential Change in Control is deemed to have occurred. During the fourth quarter of the year ended December 31, 2003, the Bank met the conditions, therefore, all stock options awarded which had not previously vested and exercisable have become fully vested and exercisable.

A summary of option transactions during the years ended December 31, 2003 and 2002 is shown below:


                                                                       Number               Weighted-Average
                                                                     of Shares               Exercise Price
                                                                     -- ------               ---------------
Outstanding at January 1, 2002                                       101,500
Exercised at December 31, 2002                                         1,600                   12.13
                                                                     -------
Outstanding at December 31, 2002                                      99,900                   14.05
                                                                     =======
Vested and Exercisable at December 31, 2002                           93,900                   14.05
                                                                     =======
Outstanding at January 1, 2003                                        99,900
Exercised during 2003                                                 16,900                   12.66
                                                                     -------
Outstanding at December 31, 2003                                      83,000                   13.41
                                                                     =======
Vested and Exercisable at December 31, 2003                           83,000                   13.41
                                                                     =======


A summary of options outstanding as of December 31, 2003 is shown below:


                     Number of            Weighted-Average
Exercise              Options           Remaining Contractual
 Price              Outstanding           Life Outstanding
--------            -----------         ---------------------

$10.00                61,000                2.5 years
 16.00                 3,000                3.5 years
 20.00                 3,000                4.5 years
 25.00                 3,000                5.5 years
 25.00                10,000                  6 years
 23.00                 3,000                  7 years
                       -----
                      83,000
                      ======

                               PCB BANCORP, INC.
                          AND WHOLLY-OWNED SUBSIDIARY
                            PEOPLE'S COMMUNITY BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE 20.  EARNINGS PER SHARE:


                                                                          FOR THE YEAR ENDED
                                     -------------------------------------------------------------------------------------------
                                                            2003                                          2002
                                     -------------------------------------------     -------------------------------------------
                                                         Weighted-                                      Weighted-
                                                          Average                                        Average
                                        Income             Shares      Per-Share       Income             Shares       Per-Share
                                     (Numerator)       (Denominator)     Amount      (Numerator)       (Denominator)    Amount
                                     -----------       -------------   ---------     -----------       -------------   ---------

Net Income                           $1,871,570                --          --         1,562,049                --          --

Basic EPS
     Income Available to
     Common Stockholders              1,871,570           837,446        2.23         1,562,049           828,108        1.88
Effect of Dilutive Options
Stock Options
  (using the Treasury Stock
  Method)                                    --            41,978          --                --            39,298          --
                                     ----------           -------        ----         ---------           -------        ----
Diluted EPS

Income Available to
  Common Stockholders plus
  Assumed Exercise of Options        $1,871,570           879,424        2.13         1,562,049           867,406        1.80
                                     ==========           =======        ====         =========           =======        ====


NOTE 21:  SUBSEQUENT EVENT:

Prior to December 31, 2003, PCB Bancorp, Inc. entered into a merger agreement with First Community Bancshares, Inc. headquartered in Bluefield, VA. The merger is expected to be completed within the first quarter of 2004, pending the receipt of all required regulatory approvals and the approval of the PCB Bancorp, Inc. shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names of the Company's directors and executive officers, together with certain information regarding them, are as follows:


Name, Age, and Address                          Company Position                       Principal Occupation
----------------------                          ----------------                       --------------------

Phillip R. Carriger (56)                        Director and                           Banker
6 Fox Run Lane                                  Chief Executive Officer
Johnson City, TN 37604

Michael T. Christian (61)                       Director and                           Banker
110 Belmeade Circle                             President
Johnson City, TN  37601

Thomas J. Garland (69)                          Director                               College Professor/Consultant
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (61)                           Director                               Newspapers
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall (70)                              Director                               Real Estate Developer
1805 Sherwood Dr.
Johnson City, TN 37601

James D. Swartz (68)                            Director                               Newspapers
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (70)                      Director                               Radiologist
810 Cloudland Drive
Johnson City, TN 37601

Scott M. Niswonger (56)                         Director                               Trucking & Air
1508 Crestwood Dr.
Greeneville, TN 37745

Richard H. Roberts (49)                         Director                               Trucking & Air
2107 Old Tusculum Rd.
Greenville, TN 37745

Biographies of Directors and Officers

Phillip R. Carriger, age 56, has been the Chief Executive Officer of People's Community in Johnson City since 1995. Prior to that time, he was the Senior Vice President of Hamilton Bank's Corporate Division. Mr. Carriger has over 30 years of experience in the banking industry, having worked for the Comptroller of the Currency as an Assistant National Bank Examiner, C&C Bank of Anderson County as a Senior Vice President and First American National Bank (in the Knoxville and Johnson City offices) as a Senior Vice President. Mr. Carriger graduated from the University of Tennessee with a B.S. Degree in Economics in 1971. Mr. Carriger is a member of the Kiwanis Club, East Tennessee State University Foundation Board of Trustees, Economic Development Board Secretary, United Way and Girl's Inc. Board of Directors and Tennessee bankers Association Board of Directors.

Michael T. Christian, age 61, spent 28 years with NationsBank and its predecessors. He last served as Executive Vice President in charge of retail banking for Tennessee and Kentucky. Prior to that, he was Executive Vice President over all of Tennessee and Kentucky community banks. Mr. Christian graduated from the University of Tennessee in 1966. He has served on numerous civic and professional boards of directors including the Tennessee Bankers Association, the Federal Reserve Bank of Nashville, the Tennessee Manufacturer's Association and Tusculum College. He is a former Captain, U.S. Army, Armor.

C.C. Marshall, age 70, has been President of Mountcastle Corporation, a real estate development and construction firm, since 1967. Mr. Marshall was a director of Hamilton Bank for 17 years. He is a graduate of East Tennessee State University and a native of Johnson City.

Timothy P. Jones, age 61, is a Vice President, director and stockholder of Press Holding Corporation, the publisher of the Johnson City Press newspaper and seven other newspapers. Mr. Jones received his A.B. Degree in Economics from Wofford College, has a Masters degree in Mass Communications from Texas Tech University and is a former director of the Tennessee Press Association. He is also a former director of Hamilton Bank and a past Chairman of the Board of Directors of the Johnson City/Jonesborough/Washington County Chamber of Commerce. Mr. Jones is Past President of the Johnson City Evening Rotary Club, Past President of the Johnson City Country Club Board of Directors, a member of the East Tennessee State University Foundation Board of Trustees, Economic Development Board and Johnson City Development Authority Board.

Thomas J. Garland, age 69, served for 21 years in the Tennessee State Senate (17 years as Senate Minority Leader). He is a former Chancellor of the Tennessee Board of Regents, former Chairman of the Board of Commerce Union Bank (now NationsBank) in Greeneville, Tennessee, and also served as Executive Vice President and a director of First American Bank, Tri-Cities. Mr. Garland, a graduate of East Tennessee State University, currently serves as Chairman of the Tusculum Institute for Public Leadership and Policy at Tusculum College. He is a member of the Board of Directors of Atmos Energy Corporation, Dallas Texas, and a former director of Tri-State Container, now Inland Container, in Elizabethton, Tennessee. Mr. Garland is a member of the boards of the Johnson City Medical Center, the Sequoyah Council Boy Scouts of America, ETSU National Alumni Association, the Greater Tri-Cities Business Alliance and the East Tennessee State University Foundation Board of Trustees.

James D. Swartz, age 68, has been a co-owner of Swartz-Morris Media (which owns two newspapers) and Swart Media Consultants, a company that advises newspapers in operation systems, since 1988. Prior to that time, Mr. Swartz was President or Worrell Enterprises, a media company with 33 newspapers and three television stations. Mr. Swartz was born in Johnson City, Tennessee, and currently serves on the East Tennessee State University Foundation Board of Trustees and ETSU College of Business Board of Advisors.

James W. Gibson, M.D., age 70, is currently associated with Mountain Empire Radiology, P.C. and has practiced his specialty of radiology in Johnson City since 1965. Dr. Gibson received his undergraduate education from Vanderbilt University, his Medical Degree from the University of Tennessee Medical School in Memphis and served his residency in radiology at Duke University Medical Center, Durham, North Carolina. He presently serves on the National Alumni Council for the University of Tennessee Medical School and is a member of the ETSU Foundation. He has served on the Johnson City Medical School Board of Directors and the Watauga Mental Health Center Board of Directors.

Scott M. Niswonger, age 56, co-founded Landair Transport, a trucking company specializing in time-definite service, in 1981 and currently serves as the Chairman and Chief Executive Officer of Landair Transport and her sister company Forward Air Corporation with corporate offices located in Greenville, Tennessee. Both are public companies and trade on the NASDAQ exchange. Mr. Niswonger established the Niswonger Foundation in 2001 that supports and promotes philanthropic educational projects. He also serves on the Executive Committee of the Board of Trustees for Tusculum College; is a Board member of the ETSU Foundation and Honorary ETSU alumnus; former Director of First Tennessee Bank, NA; former Vice-Chair of the Tennessee Board for Economic Growth; former Chairman of the Greene County Partnership; and an ordained elder at Greeneville Cumberland Presbyterian Church. He is a graduate of Purdue University's School of Aviation Technology and received a BSBA from Tusculum College.

Richard H. Roberts, age 49, is Senior Vice President, Secretary, General Counsel and a Director of Landair Corporation of Greeneville, Tennessee. He also serves as a Director of Miller Industries, Inc. and Senior Vice President, General Counsel, Secretary and a Director of Forward Air Corporation of Greenville, Tennessee. Prior to joining Forward Air, Mr. Roberts was a partner with Baker, Worthington, Crossley, and Stansberry law firm.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, based on a review of the copies of these reports furnished to the Company during the year ended December 31, 2003, or on written representations from certain reporting persons that no Forms 5 were required for those persons, all of our directors and executive officers, who are listed above, complied with all applicable Section 16(a) filing requirements.

The Company has adopted a code of conduct for its senior executive and financial officers (the "Code of Conduct"), a copy of which will be provided to any person, without charge, upon request to the Company at 300 Sunset Drive, Johnson City, Tennessee 37604, Attention: Corporate Secretary. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct in accordance with the rules and regulations of the Securities and Exchange Commission.

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act the members of which are Messrs. Garland, Roberts, Gibson and Jones, with Mr. Jones serving as Chairman. The Audit Committee reviews annual and interim reports of the independent auditors and provides advice and assistance regarding the accounting, auditing and financial reporting practices of the Company and the Bank. The Audit Committee does not have a written charter. All of the Audit Committee's members are independent within the meaning of the current listing standards of the National Association of Securities Dealers, Inc. The Company does not believe that any of the members of its audit committee qualify as an "audit committee financial expert" within the meaning of the rules and regulations of the Securities and Exchange Commission.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes the compensation paid or accrued for the years ended December 31, 2003, 2002 and 2001 to the Chief Executive Officer and President. There are no other officers of the Company or Bank whose total annual salary and bonus exceeds $100,000; accordingly, disclosure regarding executive compensation is provided in the below tables only with respect to the Chief Executive Officer and the President of the Bank.


                                                                             Annual
                                                                          Compensation
                                                     -------------------------------------------------------
                                                     Fiscal                                        Salary
Name and Current Position                             Year         Salary ($)    Bonus ($)      Compensation
-------------------------                            ------        ----------    ---------      ------------

Phillip R. Carriger                                   2003          $142,304                     $5,004 (1)
Chairman and Chief Executive Officer                  2002          $132,955                     $2,238 (1)
                                                      2001          $127,760                     $2,615 (1)

Michael T. Christian                                  2003          $117,503                     $5,521 (1)
President                                             2002          $108,728                     $1,845 (1)
                                                      2001          $103,020                     $4,053 (1)


(1)      Represents automobile reimbursement.

Option Grants in 2003

         No options were granted to the Company's named executive officers in 2003.

AGGREGATE OPTION EXERCISES DURING 2003 AND FISCAL YEAR END OPTION VALUES


         This table presents information regarding the value of unexercised options held at December 31, 2003 and the value realized upon exercise of options in 2003. The Company has not granted any SARs.

                                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED IN-THE-MONEY
                            SHARES                         UNDERLYING UNEXERCISED OPTIONS(#)       OPTIONS AT FISCAL YEAR END ($)(1)
                         ACQUIRED ON           VALUE       -----------------------------------     ---------------------------------
       NAME             EXERCISE(#)(2)      REALIZED($)    EXERCISABLE           UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
------------------      --------------      -----------    -----------           -------------     -----------         -------------
Phillip Carriger             5,000            $50,000         33,000                  --            $990,000                 --

Michael Christian               --                 --         10,000                  --            $150,000                 --

---------------
(1) The closing price for the common stock as of December 31, 2003 was $40.00. Value is calculated on the basis of the difference between the option exercise price and $40.00, multiplied by the number of shares of Common Stock underlying the option.

(2) Phillip Carriger was the only named executive officer that exercised any stock options during 2003.


Director Compensation

         Each director received a $4,800 retainer in 2003 and $400 for each board or committee meeting attended. The outside directors of the Company are also entitled to receive options under the PCB Bancorp, Inc. Outside Directors' Stock Option Plan. See "Stock Incentive Plans."

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

         An aggregate of 100,000 shares of the Company's common stock, no par value, may be issued pursuant to the exercise of stock options by such officers and key employees of the Company and its subsidiary as the Committee determine. As of December 31, 2003, options covering a total of 83,000 were outstanding under the Employee Plan and the Outside Directors' Stock Option Plan as described below. There are no limitations on the number of shares of common stock which may be optioned to any one person, except that the aggregate fair market value (determined as of the time the option is granted) of Company Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar under the Employee Plan (and any other incentive stock option plan of the Company or any subsidiary) may not exceed $100,000.

         Outside Directors' Stock Option Plan. Under the terms of the Directors' Plan each person (except Dr. Gibson) who was a non-employee director of the Company at April 1996, received an option to purchase 5,000 shares of the Company's common stock, no par value. This option was exercisable immediately. In addition, on the first business day following the annual meeting of shareholders of each of the years 1996 through and including 2000, each outside director immediately following such annual meeting was granted an option to purchase 1,000 shares of stock. These options vest at a rate of 20% per year on the anniversary date of the annual meeting of shareholders. The exercise price of all options was equal to the fair market value of the Company's common stock on the date of the grant.

         An aggregate of 60,000 shares were reserved for grants of options pursuant to the Directors' Plan. Shares subject to options which terminate or expire unexercised will be available for future option grants. The total number of shares subject to the Director's Plan and the number covered under each individual option is subject to automatic adjustment in the event of stock dividends, recapitalizations, mergers, consolidations, split-ups, combinations or exchanges of shares and the like, as determined by the Board of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 27, 2004 certain information with respect to the shares of the common stock of the Company beneficially owned by the shareholders known to the Company to own beneficially more than 5% of the shares and the shares of common stock beneficially owned by the Company's directors and executive officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all presently exercisable options and options that will become exercisable within 60 days from the date of this table, that have been issued pursuant to any of the Company's stock option plans, have been exercised.


Name and Address                                 Number of Shares Beneficially
of Beneficial Owners                                Owned on 2/27/2004 (%)
--------------------                             -----------------------------
Phillip R. Carriger (1)                             63,350            (7.2%)
6 Fox Run Lane
Johnson City, TN 37604

Thomas J. Garland (2)                               18,750            (2.2%)
1208 Christy Court
Greeneville, TN 37743

Timothy P. Jones (2)                                20,000            (2.3%)
824 E. Myrtle Avenue
Johnson City, TN 37601

C.C. Marshall                                        2,100            (0.2%)
1805 Sherwood Dr.
Johnson City, TN 37601

Name and Address                                 Number of Shares Beneficially
of Beneficial Owners                                Owned on 12/31/03 (%)
--------------------                             -----------------------------
James D. Swartz  (4)                                 1,500           (0.2%)
112 Barberry, Unit 30
Johnson City, TN 37604

James W. Gibson, M.D. (3)                           15,000           (1.8%)
810 Cloudland Drive
Johnson City, TN 37601

Scott M. Niswonger                                 142,724          (16.9%)
1508 Crestwood Dr.
Greeneville, TN 37745

Michael T. Christain (5)                            19,000           (2.2%)
108 Belmeade Circle
Johnson City, TN  37601

Richard H. Roberts                                  28,900           (3.4%)
2107 Tusculum Rd.
Greeneville, TN 37745

All Directors and Executive Officers
  as a group (nine persons, 9) (4)                 311,324          (34.1%)

(1) Includes 33,000 shares which Mr. Carriger had a right to acquire under Company stock options as of February 27, 2004.

(2) Includes 10,000 shares which each of these directors had a right to acquire under Company stock options as of February 27, 2004.

(3) Includes 5,000 shares which Dr. Gibson had a right to acquire under Company stock options as of February 27, 2004.

(4) Includes 68,000 shares which all officers and directors as a group had a right to purchase under Company stock options as of February 27, 2004.

(5) Includes 10,000 shares which Mr. Christian had a right to acquire under Company stock options as of February 27, 2004.


The following table summarizes information concerning the Company's equity compensation plans at December 31, 2003:

                                                                                      Number of Shares Remaining
                                  Number of Shares        Weighted Average       Available for Future Issuance Under
                                  to be Issued upon      Exercise Price of            Equity Compensation Plans
                                     Exercise of            Outstanding            (Excluding Shares Reflected in
       Plan Category             Outstanding Options          Options                       First Column)
----------------------------     --------------------    -------------------    --------------------------------------
Equity compensation plans              83,000                  $13.41                             0
approved by shareholders

Equity compensation plans                N/A                    N/A                              N/A
not approved by
shareholders

                                 --------------------    -------------------    --------------------------------------

Total                                  83,000                  $13.41                             0


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

There are no cases in which aggregate extensions of credit outstanding to any one director or officer and his associates exceeds 10% of the equity capital of the Bank. At December 31, 2003, the total amount of loans to directors and executive officers was $0, or approximately 0.0% of shareholder's equity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits Filed


Exhibit
Number   Description

2.1 Agreement and Plan of Merger dated December 31, 2003 by and between the Registrant and First Community Bancshares, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on December 31, 2003.)

3.1      Charter of Registrant (previously filed as Exhibit 3(a) as part of the Registration Statement on Form S-4 No. 333-4984, filed June 6, 1996, which incorporated herein by reference).

Exhibit
Number   Description

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

31.1     Section 302 Certification of CEO

31.2     Section 302 Certification of CFO

32.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of
         2002.

(b) Reports on Form 8-K. On December 31, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5, announcing that the Company had entered into an Agreement and Plan of Merger with First Community Bancshares, Inc.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2003 and December 31, 2002, the Company incurred the following principal independent auditor fees:

                                             2003                   2002
                                             ----                   ----
              Audit Fees:(a)                $51,500                $42,950
              Audit-Related Fees:           $   --                 $    --
              Tax Fees:(b)                  $ 4,100                $ 3,250
              Other Fees:(c)                $ 7,000                $ 2,225
                                            -------                -------

-----------------------------
(a) Includes fees related to the annual independent audit of the Company's financial statements and reviews of the Company's annual report on Form 10-KSB and quarterly reports on Form 10-QSB.
(b) Includes fees related to the preparation of the Company's tax returns and other tax related assistance.
(c) Includes fees related to the audit of the Company's information technology systems.

         The Audit Committee considered these fees and concluded that the performance of these services was consistent with Blackburn, Childers and Steagall, PLC independence.

         The Audit Committee also has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services Blackburn, Childers and Steagall. PLC, the Company's independent auditor, may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee approved all audit and non-audit services provided by Blackburn, Childers and Steagall, PLC during fiscal 2003.

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PCB BANCORP, INC.
                                        (Registrant)


                                        By: /s/ Phillip R. Carriger
                                            -----------------------------------
                                            Phillip R. Carriger, Chairman and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        Date: March 31, 2004
                                              ---------------------------------


                                        By: /s/ Michael Christian
                                            -----------------------------------
                                            Michael Christian, President and
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

                                        Date: March 31, 2004
                                              ---------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        By: /s/ Phillip R. Carriger
                                            -----------------------------------
                                            Phillip R. Carriger, Chairman and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        Date: March 31, 2004
                                              ---------------------------------


                                        By: /s/ Michael T. Christian
                                            -----------------------------------
                                            Michael T. Christian, President,
                                            Chief Financial Officer and
                                            Director

                                        Date: March 31, 2004
                                              ---------------------------------


                                        By:
                                            -----------------------------------
                                            Thomas J. Garland, Director

                                        Date:
                                              ---------------------------------


                                        By: /s/ Timothy P. Jones
                                            -----------------------------------
                                            Timothy J. Jones, Director

                                        Date: March 31, 2004
                                              ---------------------------------


                                        By: /s/ C.C. Marshall
                                            -----------------------------------
                                            C.C. Marshall, Director

                                        Date: March 31, 2004
                                              ---------------------------------


                                        By:
                                            -----------------------------------
                                            J.D. Swartz, Director

                                        Date:
                                              ---------------------------------


                                        By:
                                            -----------------------------------
                                            James W. Gibson, Director

                                        Date:
                                              ---------------------------------


                                        By:
                                            -----------------------------------
                                            Scott M. Niswonger, Director

                                        Date:
                                              ---------------------------------


                                        By: /s/ Richard H. Roberts
                                            -----------------------------------
                                            Richard H. Roberts, Director

                                        Date: March 31, 2004
                                              ---------------------------------


* On March 31, 2004, PCB Bancorp, Inc. merged with and into FCBC Acquisition Corp with PCB Bancorp, Inc. surviving the merger. Immediately thereafter, PCB Bancorp, Inc. merged with and into First Community Bancshares, Inc. with First Community Bancshares, Inc. surviving. As such, as of the date that this Annual Report on Form 10-KSB is filed with the Securities and Exchange Commission, PCB Bancorp, Inc. has ceased to exist. In addition, and as a result of the mergers described above, the executive officers and directors signing this Annual Report on Form 10-KSB and the related certifications are not, as of the date hereof, the executive officers and directors of PCB Bancorp, Inc. Such individuals did, however, serve in the capacities indicated above on March 31, 2004, and as such have signed this Annual Report on Form 10-KSB, as of the indicated dates in such capacities.